Form 10-Q
period 2021-03-31
L Catterton Asia Acquisition Corp
filed 2021-05-25
CIK 1841024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐                                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 001-40196

L Catterton Asia Acquisition Corp

(Exact Name of Registrant As Specified in Its Charter)

Cayman Islands	98-1577355
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

8 Marina View
Asia Square Tower 1
#41-03, Singapore 018960	N /A
(Address of Principal Executive Offices)	(Zip Code)

+65 6672 7600

(Registrant Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	LCAAU	Nasdaq Capital Market

Class A ordinary shares, par value $0.0001 per share	LCAA	Nasdaq Capital Market

Redeemable warrants, each whole warrant exercisable for one share of Class A ordinary stock at an exercise price of $1.50 per share	LCAAW	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No

As of March 31, 2021, 28,750,000 shares of Class A ordinary shares, par value $0.0001, and 7,187,500 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

L CATTERTON ASIA ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

ITEM 1.                        FINANCIAL STATEMENTS

L CATTERTON ASIA ACQUISITION CORP
CONDENSED BALANCE SHEET

MARCH 31, 2021

(UNAUDITED)

(unaudited)
Assets:
Cash	$2,446,450
Prepaid expenses	499,353
Total current assets	2,945,803

Long term prepaid expenses	404,596
Cash and securities held in Trust Account	286,511,718
Total Assets	$289,862,117

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$1,514,776
Due to related party	84,992
Total current liabilities	1,599,768
Deferred underwriting fee	10,027,806
Warrant liability	19,427,900
Total liabilities	31,055,474

Commitments and Contingencies

Class A Ordinary shares subject to possible redemption, 25,380,664 shares at redemption value	253,806,640

Shareholders’ Equity:
Preferred share, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,270,210 shares issued and outstanding (excluding 25,380,664 shares subject to possible redemption)	327
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding (1)	719
Additional paid-in capital	6,089,279
Accumulated deficit	(1,090,322)
Total shareholders’ equity	5,000,003
Total Liabilities and Shareholders’ Equity	$289,862,117

(1)         This number included up to 24,781 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full by the underwriters (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP
CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

Formation and operating costs	$64,473
Loss from Operations	(64,473)

Other income:
Interest earned on marketable securities held in Trust Account	2,977
Offering costs allocated to warrants	(695,493)
Change in fair value of warrant liability	(333,333)
Total other income (expense)	(1,025,849)

Net loss	$(1,090,322)
Weighted average shares outstanding, Class A ordinary shares subject to redemption	23,666,384
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.00
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	6,999,117
Basic and diluted net loss per ordinary share, Non-redeemable Class A and Class B ordinary shares	$(0.16)

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Sale of 28,650,874 Units, net of underwriting discount and offering expenses, and fair value of Public Warrants	28,650,874	2,865	—	—	258,602,849	—	258,605,714
Proceeds received in excess of fair value of Private Placement Warrants	—	—	—	—	1,266,251	—	1,266,251
Net income (loss)	—	—	—	—	—	(1,090,322)	(1,090,322)
Ordinary shares subject to possible redemption	(25,380,664)	(2,538)	—	—	(253,804,102)	—	(253,806,640)
Balance as of March 31, 2021	3,270,210	$327	7,187,500	$719	$6,089,279	$(1,090,322)	$5,000,003

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP
CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(UNAUDITED)

Cash flows from operating activities:
Net loss	$(1,090,322)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,977)
Offering costs allocated to warrants	695,493
Change in fair value of warrant liability	333,333
Changes in operating assets and liabilities:
Prepaid assets	(903,949)
Accrued expenses	936,620
Due to related party	5,000
Net cash used in operating activities	(26,802)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(286,508,741)
Net cash used in investing activities	(286,508,741)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discount	280,778,566
Proceeds from sale of Private Placement Warrants	8,230,176
Payment of offering costs	(51,749)
Net cash provided by financing activities	288,981,993
Net change in cash	2,446,450
Cash, beginning of period	—
Cash, end of the period	$2,446,450

Supplemental disclosure of cash flow information:
Initial classification of ordinary shares subject to possible redemption	$221,123,278
Change in ordinary shares subject to possible redemption	$32,683,362
Deferred underwriters’ discount payable charged to additional paid-in capital	$10,027,806

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

L Catterton Asia Acquisition Corp (the “Company”) was incorporated as a Cayman Islands exempted company on January 5, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (the “Business Combination”).

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2021 (the “Effective Date”). On March 15, 2021, the Company consummated the IPO of 25,000,000 units ((the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 4. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant to purchase one Class A ordinary share at a price of $11.50 per whole share.

Simultaneously with the closing of the IPO, the Company consummated the issuance and sale of 5,000,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to LCA Acquisition Sponsor, LP, a Cayman Islands limited partnership (the “Sponsor”), generating gross proceeds of $7,500,000, which is discussed in Note 5.

On March 24, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 3,650,874 Over-Allotment Units, generating an aggregate of gross proceeds of $36,508,740, and incurred $730,175 in cash underwriting fees.

Simultaneously with the closing of the exercise of the overallotment option, the Company completed the sale of an aggregate of an additional 486,784 Private Placement Warrants to the Sponsor, at a purchase price of $1.50 per Private Warrant, generating gross proceeds of $730,176.

Transaction costs of the IPO and the over-allotment amounted to $16,467,878 consisting of $5,730,175 of underwriting discount, $10,027,806 of deferred underwriting discount, and $709,897 of other offering costs. Of the total transaction costs of $10,027,806, $695,493 was allocated to expense associated with the warrant liability.

Following the closing of the IPO on March 15, 2021, and closing of the over-allotment on March 24, 2021, $286,508,741 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and over-allotment, and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) and  invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, and subject to the requirements of law and regulation, will provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (i) to the Company, until the completion of the initial Business Combination, or (ii) to the Company’s Public Shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its initial Business Combination prior to March 15, 2023 (the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares, and (c) the redemption of the Public Shares if the Company has not consummated its Business Combination with the Combination Period, subject to applicable law. Public Shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed.

The Company will provide shareholders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the IPO (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s income taxes, if any, divided by the number of the then-outstanding Public Shares. The amount in the Trust Account is $10.00 per Public Share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

If the Company is unable to complete a Business Combination within during the Combination Period or during any extension period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law..

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the its Public Shares if the Company does not complete its initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete an initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the prescribed timeframe, and (iv) vote their Founder Shares and Public Shares in favor of the Company’s initial Business Combination.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $2.4 million in its operating bank account, and working capital of approximately $1.3 million.

The Company’s liquidity needs up to March 15, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 and offering costs and expenses paid for by related parties (see Note 6).  Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of March 31, 2021, there were no amounts outstanding under any working capital loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Restatement of Previously Issued Financial Statements

In May 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in March 2021, the Company’s previously issued balance sheet as of March 15, 2021 on Form 8-K should no longer be relied upon. As such, the Company is restating its balance sheet included in this Quarterly Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on March 15, 2021, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheet, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on March 15, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued balance sheet as of March 15, 2021, should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon.

Impact of the Restatement

The impact to the balance sheet dated March 15, 2021, filed on Form 8-K on March 19, 2021 related to the impact of accounting for public and private warrants as liabilities at fair value resulted in a $16.9 million increase to the warrant liabilities line item on March 15, 2021 and offsetting decrease to the Class A ordinary shares subject to redemption mezzanine equity line item. Transaction costs of the IPO of $610,690 were allocated to expense associated with the warrant liability, which is reflected in the change to the accumulated deficit line.  There is no change to total shareholders’ equity at any reported balance sheet date.

	As of March 15, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$253,283,558	$—	$253,283,558
Liabilities and shareholders’ equity:
Total current liabilities	$1,516,945	$—	$1,516,945
Share warrant liabilities	—	16,893,332	16,893,332
Total liabilities	10,266,945	16,893,332	27,160,277
Class A ordinary shares, $0.0001 par value; share subject to possible redemption	238,016,610	(16,893,332)	221,123,278
Shareholders’ equity
Preference share - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	120	169	289
Class B ordinary shares - $0.0001 par value	719	—	719
Additional paid-in-capital	5,047,654	610,521	5,658,175
Accumulated deficit	(48,490)	(610,690)	(659,180)
Total shareholders’ equity	5,000,003	—	5,000,003
Total liabilities and shareholders’ equity	$253,283,558	$—	$253,283,558

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 2, Note 4, Note 5 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Transaction costs of the IPO, including the partial exercise of the over-allotment, amounted to $16,467,878, of which $695,493 were allocated to expense associated with the warrant liability.

Ordinary shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 15,037,074 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per share is the same as basic net loss per share for the period presented.

The Company’s statement of operations includes a presentation of income (loss) per share for Redeemable Class A Common Stock in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Redeemable Class A Common Stock is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for Non-Redeemable Class A and Class B Common Stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Redeemable Class A Common Stock, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-Redeemable Class A and Class B Common Stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-Redeemable Class A and Class B Common Stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

Reconciliation of Net Loss per Share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

From January 5, 2021 (inception) to March 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest earned on marketable securities held in Trust Account	$2,977
Less: Income allocable to non-redeemable Class A ordinary shares	(841)
Net income allocable to shares subject to possible redemption	$2,136
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding	23,666,384
Basic and diluted net income per share
$0.00

Non-Redeemable Class A and Class B Ordinary Shares
Numerator: Net Loss Minus Net Earnings
Net loss	$(1,090,322)
Less: Income allocable to ordinary shares subject to possible redemption	(2,136)
Adjusted net loss	$(1,088,186)
Denominator: Weighted Average Non-Redeemable Class A and Class B Ordinary Shares
Basic and diluted weighted average shares outstanding,	6,999,117
Basic and diluted net loss per share	$(0.16)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

Public Units

On March 15, 2021, the Company sold 25,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $250,000,000. The Company granted the underwriters in the IPO (the “Underwriters”) a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments, if any. On March 24, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 3,650,874 Over-Allotment Units, generating an aggregate of gross proceeds of $36,508,740. Each Unit consists of one Class A ordinary shares, and one-third of one redeemable warrant to purchase one Class A ordinary shares (the “Public Warrants”).

Public Warrants

Each whole warrant entitles the holder to purchase one Class A ordinary shares at a price of $11.50 per share, subject to adjustment. The Public Warrants will become exercisable at $11.50 per share on the later of twelve months from the closing of the IPO and 30 days after the completion of the initial Business Combination. Only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and it will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.361. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•                  in whole and not in part;

•                  at a price of $0.01 per warrant;

•                  upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•                  if, and only if, the closing price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three trading days before the Company send the notice of redemption to the warrant holders.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•                  in whole and not in part;

•                  at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares;

•                  if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•                  if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to its Sponsors, or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,000,000 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,500,000, in a private placement. Simultaneously with the closing of the exercise of the overallotment option, the Company completed the sale of an additional 486,784 Private Placement Warrants to the Sponsor, at a purchase price of $1.50 per Private Warrant, generating gross proceeds of $730,176.  A portion of the proceeds from the sales of Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or saleable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company (except as described in Note 4) so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units sold in the IPO.

Note 6 — Related Party Transactions

Founder Shares

On January 12, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). Up to 937,500 Founder Shares were subject to forfeiture by the Sponsor, depending on the extent to which the underwriters’ over-allotment option is exercised. On March 24, 2021, the Underwriters partially exercised the over-allotment option which resulted in 912,719 of the Founder Shares no longer subject to forfeiture. On April 24, 2021, the underwriters’ remaining over-allotment option expired, not having been exercised, and accordingly, 24,781 Founder Shares were forfeited (see Note 10).

The Sponsor, officers and directors have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-up”). Any permitted transferees would be subject to the same restrictions and other agreements of our Sponsor, officers and directors with respect to any Founder Shares.

Due to Related Party

Commencing on the date the securities of the Company were first listed on the Nasdaq Capital Market, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services incurred on behalf of members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. A total of $5,000 has been accrued as of March 31, 2021.

As of March 31, 2021, the company also owed the Sponsor $79,992 for offering costs paid on behalf of the Company.

Promissory Note — Related Party

On January 11, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the IPO. The Company did not draw down any amounts under the promissory note.  The Sponsor instead made payments for offering costs on behalf of the Company which is recorded as due to related party.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period, which occurs (i) in the case of the Founder Shares, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

Underwriting Agreement

The Company granted the underwriters a 45-day option from March 15, 2021 to purchase up to an additional 3,750,000 units to cover over-allotments, if any. On March 24, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 3,650,874 Over-Allotment Units.  The underwriters have not exercised their remaining option, which expired on April 24, 2021.

On March 15, 2021, the Company paid an underwriting discount of $5,000,000, and on March 24, 2021, the Company paid an additional underwriting discount of $730,175 for over-allotment units sold.  Additionally, the underwriters are entitled to deferred underwriting fee of 3.5% of the gross proceeds of the IPO and over-allotment, or $10,027,806 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 2,000,000 preference shares and provide that preference shares may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share.  At March 31, 2021, there were 3,270,210 shares issued and outstanding, excluding 25,380,664 shares subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share.  At March 31, 2021, there were 7,187,500 Class B ordinary shares issued and outstanding. Of the 7,187,500 Class B ordinary shares, an aggregate of up to 24,781 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full. On April 24, 2021, the underwriters’ over-allotment option expired not exercised, and accordingly, the 24,781 shares were forfeited (see Note 10).

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law. Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the election of directors. Holders of the Public Shares will not be entitled to vote on the appointment of directors during such time. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Law or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders.

The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if we do not consummate an initial Business Combination) at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon the completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued or to be issued to any seller in the initial Business Combination and any Private Placement Warrants issued to our Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Note 9 — Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —                Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —                Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —                Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$286,511,718	$286,511,718	$—	$—
Liabilities:
Public Warrants Liability	$12,338,975	—	—	$12,338,975
Private Placement Warrants Liability	7,088,925	—	—	7,088,925
	$19,427,900	$—	$—	$19,427,900

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on March 15, 2021, the date of the Company’s Initial Public Offering, and as of March 31, 2021, using a Monte Carlo simulation model.  The Warrants were classified as Level 3 at the initial measurement date and as of March 31, 2021, due to the use of unobservable inputs.

The following table presents the changes in the fair value of the Level 3 liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair Value as of January 5, 2021 (inception)	$—	$—	$—
Initial measurement on March 15, 2021	6,335,000	10,558,332	16,893,332
Initial fair value of warrants issued at over-allotment exercise	628,925	1,572,310	2,201,235
Change in fair value of warrants	125,000	208,333	333,333
Fair value at March 31, 2021	$7,088,925	$12,338,975	$19,427,900

The key inputs into the Monte Carlo simulation as of March 15, 2021 and March 31, 2021 were as follows:

	(Initial Measurement)
Inputs	March 15, 2021	March 31, 2021
Risk-free interest rate	1.05%	1.14%
Expected term remaining (years)	6.00	5.96
Expected volatility	19.0%	19.0%
Share price	$10.00	$10.00

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 24, 2021, the underwriters’ over-allotment option to purchase up to an additional 99,126 additional units expired, having not been exercised, and accordingly, 24,781 Class B ordinary shares were forfeited by the Company’s initial shareholders for no consideration.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to L Catterton Asia Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on January 5, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our Sponsor is LCA Acquisition Sponsor, LP, a Cayman Islands limited partnership.

The registration statement for our IPO was declared effective on March 10, 2021. On March 15, 2021, we consummated the IPO of 25,000,000 units, at $10.00 per Unit, generating gross proceeds of $250.0 million.  On March 24, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 3,650,874 Over-Allotment Units, generating an aggregate of gross proceeds of approximately $36.5 million.  Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant to purchase one Class A ordinary share at a price of $11.50 per whole share.  We incurred transaction costs for the IPO and over-allotment of approximately $16.5 million, inclusive of approximately $10.0 million in deferred underwriting commissions.

Simultaneously with the closing of the IPO, we consummated the private placement of 5,000,000 warrants at a price of $1.50 per warrant (“Private Placement Warrants”) to the Sponsor, generating gross proceeds of $7.5 million. Simultaneously with the closing of the exercise of the overallotment option, we completed the sale of an aggregate of an additional 486,784 Private Placement Warrants to the Sponsor, at a purchase price of $1.50 per Private Warrant, generating gross proceeds of approximately $730,000.

Upon the closing of the IPO and exercise of the over-allotment option, and the simultaneous Private Placements, approximately $286.5 million ($10.00 per Unit) of the net proceeds were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

If we have not completed a Business Combination within 24 months from the closing of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

On April 12, 2021, the Staff of the Securities and Exchange Commission (“SEC”) released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its IPO in February 2021.

The Warrants were classified as equity in the Company’s previously issued audited balance sheet as of March 15, 2021.  In light of the Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, in particular as applicable to certain provisions in the Warrants related to tender or exchange offer provisions as well as  provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, the Company evaluated the terms of the Warrant Agreement entered into in connection with the Company’s IPO and concluded that the Company’s Warrants include provisions that, based on ASC 815-40, preclude the Warrants from being classified as components of equity. The Warrants are not eligible for an exception from derivative accounting, and therefore should be classified as a liability measured at fair value, with changes in fair value reported each period in earnings.

Results of Operations

For the period from January 5, 2021 (inception) through March 31, 2021, we had a net loss of approximately $1.1 million, which included a loss from operations of $64,000, offering cost expense allocated to warrants of $695,000, and a loss from the change in fair value of warrant liabilities of $333,000.  Our business activities from inception to March 31, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $2.45 million in its operating bank account, and working capital of approximately $1.35 million.

The Company’s liquidity needs up to March 15, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000.   Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2021, there were no amounts outstanding under any working capital loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Except as set forth below, there have been no significant changes in our critical accounting policies as discussed in the final prospectus filed by us with the SEC on March 12, 2021.

Warrants Liability

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.                        CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the reclassification of the Warrants as described in this Quarterly Report of Form 10-Q, a material weakness existed and our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021.

Our internal control over financial reporting did not result in the proper accounting classification of certain of the Warrants we issued in March 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in March 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on March 31, 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS.

None.

ITEM 1A.               RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on March 12, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on March 12, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have an adverse effect on the market price of our Class A common shares or make it more difficult for us to consummate an initial business combination.

On April 12, 2021, the SEC Staff issued the SEC Statement. In the SEC Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. In light of the SEC Statement, the Company’s management reevaluated the terms of the warrants issued in connection with our IPO and determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in earnings each reporting period. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common shares and/or our financial results. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 15, 2021, we consummated our Initial Public Offering of 28,650,874 Units, inclusive of 3,650,874 Units sold to the underwriters exercising their over-allotment option in part. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $286,508,740. Each Unit consisted of one Class A ordinary share of the Company, par value $0.0001 per share, and one-third of one redeemable warrant of the Company. Credit Suisse Securities (USA) LLC acted as book-running managers of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253334). The SEC declared the registration statement effective on March 15, 2021.

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 5,000,000 Private Placement Warrants to our Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7,500,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are the same as the warrants underlying the Units sold in the Initial Public Offering, except that Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $286,508,740 was placed in the Trust Account.

We paid a total of $5,730,175 underwriting discounts and commissions and $709,897 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $10,027,806 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                        MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                        OTHER INFORMATION.

None.

ITEM 6.                        EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association (1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (2)

10.1	Private Placement Warrants Purchase Agreement between the Company and LCA Acquisition Sponsor, LP (2)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (2)

10.3	Registration and Shareholder Rights Agreement between the Company and certain security holders (2)

10.4	Letter Agreement between the Company, LCA Acquisition Sponsor, LP and each of the officers and directors of the Company (2)

10.5	Form of Indemnity Agreement between the Company and each of the officers and directors of the Company (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

104***	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*                      Filed herewith.

**               Furnished.

***        To be filed by amendment

(1)              Previously filed as an exhibit to the registrant’s registration statement on Form S-1 filed on March 3, 2021 and incorporated by reference herein.

(2)              Previously filed as an exhibit to the registrant’s current report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L CATTERTON ASIA ACQUISITION CORP

Date: May 25, 2021		/s/ Chinta Bhagat
	Name:	Chinta Bhagat
	Title:	Co-Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 25, 2021		/s/ Scott Chen
	Name:	Scott Chen
	Title:	Co-Chief Executive Officer and Director
(Principal Financial and Principal Accounting Officer)