Form 10-Q/A
period 2021-03-31
L Catterton Asia Acquisition Corp
filed 2021-06-04
CIK 1841024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).   Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ☒
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

Explanatory Note

The sole purpose of this Amendment No. 1 to L Catterton Asia Acquisition Corp’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on May 25, 2021 (“Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T . Exhibit 101 to this Report provides the consolidated and combined financial statements and related notes from the Form 10-Q formatted in extensible Business Reporting Language (“XBRL”), in accordance with the 30-day grace period provided under Regulation S-T for the first quarterly period in which XBRL is required.

Except for the foregoing, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

L CATTERTON ASIA ACQUISITION CORP

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

L Catterton Asia Acquisition Corp (the "Company") was incorporated as a Cayman Islands exempted company on January 5, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (the "Business Combination").

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company's formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

	As of March 15, 2021
	As Previously	Restatement
	Reported	Adjustment	As Restated
Total assets	$253,283,558	$—	$253,283,558
Liabilities and shareholders’ equity:
Total current liabilities	$1,516,945	$—	$1,516,945
Share warrant liabilities	—	16,893,332	16,893,332
Total liabilities	10,266,945	16,893,332	27,160,277
Class A ordinary shares, $0.0001 par value; share subject to possible redemption	238,016,610	(16,893,332)	221,123,278
Shareholders’ equity
Preference share - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	120	169	289
Class B ordinary shares - $0.0001 par value	719	—	719
Additional paid-in-capital	5,047,654	610,521	5,658,175
Accumulated deficit	(48,490)	(610,690)	(659,180)
Total shareholders’ equity	5,000,003	—	5,000,003
Total liabilities and shareholders’ equity	$253,283,558	$—	$253,283,558

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three trading days before the Company send the notice of redemption to the warrant holders.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares;
●	if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At March 31, 2021, there were 7,187,500 Class B ordinary shares issued and outstanding. Of the 7,187,500 Class B ordinary shares, an aggregate of up to 24,781 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full. On April 24, 2021, the underwriters' over-allotment option expired not exercised, and accordingly, the 24,781 shares were forfeited (see Note 10).

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

The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if we do not consummate an initial Business Combination) at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis,20% of the sum of (i) the total number of ordinary shares issued and outstanding upon the completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued or to be issued to any seller in the initial Business Combination and any Private Placement Warrants issued to our Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$286,511,718	$286,511,718	$—	$—
Liabilities:
Public Warrants Liability	$12,338,975	—	—	$12,338,975
Private Placement Warrants Liability	7,088,925	—	—	7,088,925
	$19,427,900	$—	$—	$19,427,900

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

The following table presents the changes in the fair value of the Level 3 liabilities:

	Private Placement	Public	Warrant
	Warrants	Warrants	Liabilities
Fair Value as of January 5, 2021 (inception)	$—	$—	$—
Initial measurement on March 15, 2021	6,335,000	10,558,332	16,893,332
Initial fair value of warrants issued at over-allotment exercise	628,925	1,572,310	2,201,235
Change in fair value of warrants	125,000	208,333	333,333
Fair value at March 31, 2021	$7,088,925	$12,338,975	$19,427,900

The key inputs into the Monte Carlo simulation as of March 15, 2021 and March 31, 2021 were as follows:

	(Initial Measurement)
Inputs	March 15, 2021	March 31, 2021
Risk-free interest rate	1.05%	1.14%
Expected term remaining (years)	6.00	5.96
Expected volatility	19.0%	19.0%
Share price	$10.00	$10.00

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.CONTROLS AND PROCEDURES

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

ITEM 1.LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association (1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (2)

10.1	Private Placement Warrants Purchase Agreement between the Company and LCA Acquisition Sponsor, LP (2)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (2)

10.3	Registration and Shareholder Rights Agreement between the Company and certain security holders (2)

10.4	Letter Agreement between the Company, LCA Acquisition Sponsor, LP and each of the officers and directors of the Company (2)

10.5	Form of Indemnity Agreement between the Company and each of the officers and directors of the Company (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*      Filed herewith.

**    Furnished.

(1)	Previously filed as an exhibit to the registrant’s registration statement on Form S-1 filed on March 3, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to the registrant’s current report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

PART III - SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L CATTERTON ASIA ACQUISITION CORP

Date:	June 4, 2021		/s/ Chinta Bhagat
		Name:	Chinta Bhagat
		Title:	Co-Chief Executive Officer and Director
(Principal Executive Officer)

Date:	June 4, 2021		/s/ Scott Chen
		Name:	Scott Chen
		Title:	Co-Chief Executive Officer and Director
(Principal Financial and Principal Accounting Officer)