Form 10-Q
period 2021-06-30
L Catterton Asia Acquisition Corp
filed 2021-08-11
CIK 1841024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of June 30, 2021, 28,650,874 shares of Class A ordinary shares, par value $0.0001, and 7,162,718 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

L CATTERTON ASIA ACQUISITION CORP

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Unaudited Condensed Balance Sheet as of June 30, 2021	2
Unaudited Condensed Statements of Operations for the three-months ended June 30, 2021 and for the period from January 5, 2021 (inception) through June 30, 2021	3
Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three-months ended June 30, 2021 and for the period from January 5, 2021 (inception) through June 30, 2021	4
Unaudited Condensed Statement of Cash Flows for the period from January 5, 2021 (inception) through June 30, 2021	5
Notes to Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safely Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
Part III. Signatures	26

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED BALANCE SHEET

(UNAUDITED)

June 30, 2021
Assets:
Cash	$716,221
Prepaid expenses	477,443
Total current assets	1,193,664

Other assets	297,583
Cash and securities held in Trust Account	286,521,959
Total Assets	$288,013,206

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$15,999
Due to related party	10,000
Total current liabilities	25,999
Deferred underwriting fee	10,027,806
Warrant liability	14,285,221
Total liabilities	24,339,026

Commitments and Contingencies (Note 6)

Class A Ordinary shares subject to possible redemption, 25,867,418 shares at redemption value	258,674,179

Shareholders’ Equity:
Preferred share, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,783,456 shares issued and outstanding (excluding 25,867,418 shares subject to possible redemption)	278
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,162,718 shares issued and outstanding	717
Additional paid-in capital	1,221,791
Retained earnings	3,777,215
Total shareholders’ equity	5,000,001
Total Liabilities and Shareholders’ Equity	$288,013,206

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND

THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

		From
		January 5,
		2021
	For The	(Inception)
	Three Months Ended	Through
	June 30,	June 30,
	2021	2021
Formation and operating costs	$285,383	$349,856
Loss from Operations	(285,383)	(349,856)

Other income (expense):
Interest earned on marketable securities held in Trust Account	10,241	13,218
Offering costs allocated to warrants	—	(695,493)
Change in fair value of warrant liability	5,142,679	4,809,346
Total other income	5,152,920	4,127,071

Net income (loss)	$4,867,537	$3,777,215

Weighted average shares outstanding, Class A ordinary shares subject to redemption	25,386,013	25,115,331
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.00	$0.00
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	10,427,579	8,834,352
Basic and diluted net loss per ordinary share, Non-redeemable Class A and Class B ordinary shares	$0.47	$0.43

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND

THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional	Retained Earnings	Total
	Ordinary shares		Ordinary shares		Paid-in	(Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Sale of 28,650,874 Units, net of underwriting discount and offering expenses, and fair value of Public Warrants	28,650,874	2,865	—	—	258,602,849	—	258,605,714
Proceeds received in excess of fair value of Private Placement Warrants	—	—	—	—	1,266,251	—	1,266,251
Net loss	—	—	—	—	—	(1,090,322)	(1,090,322)
Ordinary shares subject to possible redemption	(25,380,664)	(2,538)	—	—	(253,804,102)	—	(253,806,640)
Balance as of March 31, 2021	3,270,210	327	7,187,500	719	6,089,279	(1,090,322)	5,000,003
Net income	—	—	—	—	—	4,867,537	4,867,537
Forfeiture of Class B common stock held by initial stockholders	—	—	(24,782)	(2)	2	—	—
Ordinary shares subject to possible redemption	(486,754)	(49)	—	—	(4,867,490)	—	(4,867,539)
Balance as of June 30, 2021	$2,783,456	278	7,162,718	$717	$1,221,791	$3,777,215	$5,000,001

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net Income	$3,777,215
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(13,218)
Offering costs allocated to warrants	695,493
Change in fair value of warrant liability	(4,809,346)
Changes in operating assets and liabilities:
Prepaid assets	(477,443)
Other assets	(297,583)
Accrued expenses	15,999
Due to related party	(69,992)
Net cash used in operating activities	(1,178,875)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(286,508,741)
Net cash used in investing activities	(286,508,741)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discount	280,778,566
Proceeds from sale of Private Placement Warrants	8,230,176
Payment of offering costs	(629,905)
Net cash provided by financing activities	288,403,837
Net change in cash	716,221
Cash, beginning of period	—
Cash, end of the period	$716,221

Supplemental disclosure of cash flow information:
Initial classification of ordinary shares subject to possible redemption	$221,123,278
Change in ordinary shares subject to possible redemption	$37,550,901
Deferred underwriters’ discount payable charged to additional paid-in capital	$10,027,806

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

If the Company is unable to complete a Business Combination during the Combination Period or during any extension period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete its initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete an initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the prescribed timeframe, and (iv) vote their Founder Shares and Public Shares in favor of the Company’s initial Business Combination.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $0.7 million in its operating bank account, and working capital of approximately $1.2 million.

The Company’s liquidity needs up to March 15, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 and offering costs and expenses paid for by related parties (see Note 6). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of June 30, 2021, there were no amounts outstanding under any working capital loan.

The Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. Based on the foregoing, management concluded that there is substantial doubt about the Company’s ability to continue as a going concern, however, the Company has obtained commitment from the Sponsor to fund any working capital needs of the Company at least one year from the issuance of these financial statements, alleviating the substantial doubt.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

The interim results for the three months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.

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

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Reconciliation of Net Loss per Share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

		From
		January 5, 2021
	Three Months Ended	(inception) to
	June 30,	June 30,
	2021	2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest earned on marketable securities held in Trust Account	$10,241	$13,218
Less: Income allocable to non-redeemable Class A ordinary shares	(995)	(1,284)
Net income allocable to shares subject to possible redemption	$9,246	$11,934
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding	25,386,013	25,115,331

Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Class A and Class B Ordinary Shares
Numerator: Net Loss Minus Net Earnings
Net loss	$4,867,537	$3,775,215
Less: Income allocable to ordinary shares subject to possible redemption	(9,246)	(11,934)
Adjusted net loss	$4,858,291	$3,765,281
Denominator: Weighted Average Non-Redeemable Class A and Class B Ordinary Shares
Basic and diluted weighted average shares outstanding	10,427,579	8,834,352
Basic and diluted net loss per share	$0.47	$0.43

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

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

Note 4 — Private Placement

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

Note 5 — Related Party Transactions

Founder Shares

On January 12, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). Up to 937,500 Founder Shares were subject to forfeiture by the Sponsor, depending on the extent to which the underwriters’ over-allotment option is exercised. On March 24, 2021, the Underwriters partially exercised the over-allotment option which resulted in 912,719 of the Founder Shares no longer subject to forfeiture. On April 24, 2021, the underwriters’ over-allotment option to purchase up to an additional 99,126 additional units expired, having not been exercised, and accordingly, 24,782 Class B ordinary shares were forfeited by the Company’s initial shareholders for no consideration.

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

Due to Related Party

Commencing on the date the securities of the Company were first listed on the Nasdaq Capital Market, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services incurred on behalf of members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. A total of $35,000 has been accrued as of June 30, 2021.

As of June 30, 2021, the Company also paid the Sponsor $79,992 for offering costs paid on behalf of the Company. Due to related party as of June 30, 2021 amounts to $10,000.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

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

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 2,000,000 preference shares and provide that preference shares may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2021, there were 2,783,456 shares issued and outstanding, excluding 25,867,418 shares subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At June 30, 2021, there were 7,162,718 Class B ordinary shares issued and outstanding.

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

Note 8 — Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$286,521,959	$286,521,959	$—	$—
Liabilities:
Public Warrants Liability	$9,072,776	9,072,776	—	$—
Private Placement Warrants Liability	5,212,445	—	—	5,212,445
	$14,285,221	$9,072,776	$—	$5,212,445

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on March 15, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. As of June 30, 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of June 30, 2021 due to the use of unobservable inputs. For the period ending June 30, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants. Transfers between Levels are recorded at the end of each reporting period.

The following table presents the changes in the fair value of the Level 3 liabilities:

Warrant
Liabilities
Fair Value as of January 5, 2021 (inception)	$—
Initial measurement on March 15, 2021	16,893,332
Initial fair value of warrants issued at over-allotment exercise	2,201,235
Change in fair value of warrants	333,333
Fair value at March 31, 2021	$19,427,900
Change in fair value of warrants	(5,142,679)
Reclassification of public warrants to Level 1	(9,072,776)
Fair value at June 30, 2021	$5,212,445

The key inputs into the Monte Carlo simulation as of March 15, 2021 and June 30, 2021 were as follows:

	(Initial Measurement)
Inputs	March 15, 2021	June 30, 2021
Risk-free interest rate	1.05%	0.99%
Expected term remaining (years)	6.00	5.71
Expected volatility	19.0%	16.8%
Share price	$10.00	$9.7

Note 9 — Subsequent Events

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

Results of Operations

For the period from January 5, 2021 (inception) through June 30, 2021, we had a net income of approximately $3.8 million, which included a loss from operations of $350,000, offering cost expense allocated to warrants of $695,000, a gain from the change in fair value of warrant liabilities of $4,809,000, and interest income of $13,000.

For the three months ended June 30, 2021, we had a net income of approximately $4.9 million, which included a loss from operations of $285,000, a gain from the change in fair value of warrant liabilities of $5,143,000, and interest income of $10,000.

Our business activities from inception to June 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $0.7 million in its operating bank account, and working capital of approximately $1.2 million.

The Company’s liquidity needs up to March 15, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2021, there were no amounts outstanding under any working capital loan.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the reclassification of the Warrants as described in this Quarterly Report of Form 10-Q, a material weakness existed and our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on June 30, 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on March 12, 2021 and our quarterly report for the first quarter of 2021 that was filed with the SEC on May 25, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on March 12, 2021 and our quarterly report for the first quarter of 2021 filed with the SEC on May 25, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

L CATTERTON ASIA ACQUISITION CORP

Date:	August 11, 2021		/s/ Chinta Bhagat
		Name:	Chinta Bhagat
		Title:	Co-Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 11, 2021		/s/ Scott Chen
		Name:	Scott Chen
		Title:	Co-Chief Executive Officer and Director
(Principal Financial and Principal Accounting Officer)