Form 10-Q
period 2021-09-30
L Catterton Asia Acquisition Corp
filed 2021-11-22
CIK 1841024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of November 19, 2021, 28,650,874 shares of Class A ordinary shares, par value $0.0001, and 7,162,718 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

L CATTERTON ASIA ACQUISITION CORP

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Unaudited Condensed Balance Sheet as of September 30, 2021	2
Unaudited Condensed Statements of Operations for the three-months ended September 30, 2021 and for the period from January 5, 2021 (inception) through September 30, 2021	3
Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three-months ended September 30, 2021 and for the period from January 5, 2021 (inception) through September 30, 2021	4
Unaudited Condensed Statement of Cash Flows for the period from January 5, 2021 (inception) through September 30, 2021	5
Notes to Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures	25
Part II. Other Information	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safely Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
Part III. Signatures	30

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED BALANCE SHEET

(UNAUDITED)

September 30, 2021
Assets:
Cash	$684,317
Prepaid expenses	448,447
Total current assets	1,132,764

Other assets	189,984
Cash and securities held in Trust Account	286,525,645
Total Assets	$287,848,393

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$46,610
Due to related party	40,000
Total current liabilities	86,610
Deferred underwriting fee	10,027,806
Warrant liability	10,525,952
Total liabilities	20,640,368

Commitments and Contingencies (Note 7)

Class A Ordinary shares subject to possible redemption, 28,650,874 shares at redemption value	286,525,645

Shareholders’ Deficit:
Preferred share, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 28,650,874 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,162,718 shares issued and outstanding	717
Additional paid-in capital	—
Accumulated Deficit	(19,318,337)
Total shareholders’ deficit	(19,317,620)
Total Liabilities and Shareholders’ Deficit	$287,848,393

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

		From
		January 5,
		2021
	For The	(Inception)
	Three Months Ended	Through
	September 30,	September 30,
	2021	2021
Formation and operating costs	$229,110	$578,966
Loss from Operations	(229,110)	(578,966)

Other income (expense):
Interest earned on marketable securities held in Trust Account	3,686	16,904
Offering costs allocated to warrants	—	(695,493)
Change in fair value of warrant liability	3,759,269	8,568,615
Total other income	3,762,955	7,890,026

Net income	$3,533,845	$7,311,060

Weighted average shares outstanding, Class A ordinary shares	28,650,874	21,179,617
Basic and diluted net income per share, Class A ordinary shares	$0.10	$0.26
Weighted average shares outstanding, Class B ordinary shares	7,162,718	6,735,424
Basic and diluted net income per share, Class B ordinary shares	$0.10	$0.26

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Sale of 28,650,874 Units, net of underwriting discount and offering expenses, and fair value of Public Warrants	28,650,874	2,865	—	—	258,602,849	—	258,605,714
Proceeds received in excess of fair value of Private Placement Warrants	—	—	—	—	1,266,251	—	1,266,251
Net loss	—	—	—	—	—	(1,090,322)	(1,090,322)
Ordinary shares subject to possible redemption	(28,650,874)	(2,865)	—	—	(259,893,381)	(26,615,472)	(286,511,718)
Balance as of March 31, 2021, as restated	—	—	7,187,500	719	—	(27,705,794)	(27,705,075)
Net income	—	—	—	—	—	4,867,537	4,867,537
Forfeiture of Class B common stock held by initial stockholders	—	—	(24,782)	(2)	—	2	—
Ordinary shares subject to possible redemption	—	—	—	—	—	(10,241)	(10,241)
Balance as of June 30, 2021, as restated	—	—	7,162,718	717	—	(22,848,496)	(22,847,779)
Net income	—	—	—	—	—	3,533,845	3,533,845
Ordinary shares subject to possible redemption	—	—	—	—	—	(3,686)	(3,686)
Balance as of September 30, 2021	—	$—	7,162,718	$717	$—	$(19,318,337)	$(19,317,620)

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net Income	$7,311,060
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(16,904)
Offering costs allocated to warrants	695,493
Change in fair value of warrant liability	(8,568,615)
Changes in operating assets and liabilities:
Prepaid assets	(448,447)
Other assets	(189,984)
Accounts payable and accrued expenses	46,610
Due to related party	40,000
Net cash used in operating activities	(1,130,787)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(286,508,741)
Net cash used in investing activities	(286,508,741)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discount	280,778,566
Proceeds from sale of Private Placement Warrants	8,230,176
Payment of offering costs	(709,897)
Net cash provided by financing activities	288,323,845
Net change in cash	684,317
Cash, beginning of period	—
Cash, end of the period	$684,317

Supplemental disclosure of cash flow information:
Offering costs paid by Sponsor on behalf of the Company	80,000
Change in value of ordinary shares subject to possible redemption	$16,905
Deferred underwriters’ discount payable charged to additional paid-in capital	$10,027,806

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2021 (the “Effective Date”). On March 15, 2021, the Company consummated the IPO of 25,000,000 units ((the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 5. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant to purchase one Class A ordinary share at a price of $11.50 per whole share.

Simultaneously with the closing of the IPO, the Company consummated the issuance and sale of 5,000,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to LCA Acquisition Sponsor, LP, a Cayman Islands limited partnership (the “Sponsor”), generating gross proceeds of $7,500,000, which is discussed in Note 6.

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

Transaction costs of the IPO and the over-allotment amounted to $16,467,878 consisting of $5,730,175 of underwriting discount, $10,027,806 of deferred underwriting discount, and $709,897 of other offering costs. Of the total transaction costs of $16,467,878, $695,493 was allocated to expense associated with the warrant liability.

Following the closing of the IPO on March 15, 2021, and closing of the over-allotment on March 24, 2021, $286,508,741 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and over-allotment, and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, (the “investment company act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.7 million in its operating bank account, and working capital of approximately $1.0 million.

The Company’s liquidity needs up to March 15, 2021 were satisfied through a capital contribution from the Sponsor of $25,000 (see Note 7) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 and offering costs and expenses paid for by related parties (see Note 7). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loan.

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

Note 2 — Restatement of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such the Company is restating those periods in this Quarterly Report.

Impact of the Restatement

The impact to the balance sheet as of March 15, 2021, the balance sheet as of March 31, 2021 and the balance sheet as of June 30, 2021 is presented below:

	As Reported	Adjustment	As Restated
Balance Sheet as of March 15, 2021 (as restated in footnote 2 of form 10Q filed on June 4, 2021)
Ordinary shares subject to possible redemption	$221,123,278	$28,876,722	$250,000,000

Class A Ordinary shares, $0.0001 par value	289	(289)	—
Class B Ordinary shares, $0.0001 par value	719	—	719
Additional Paid in Capital	5,658,175	(5,658,175)	—
Accumulated Deficit	(659,180)	(23,218,258)	(23,877,438)
Total Stockholders' Equity (Deficit)	$5,000,003	$(28,876,722)	$(23,876,719)
Number of shares subject to redemption	22,112,328	2,887,672	25,000,000

Balance Sheet as of March 31, 2021 (per form 10-Q filed on June 4, 2021)
Ordinary shares subject to possible redemption	$253,806,640	$32,705,078	$286,511,718

Class A Ordinary shares, $0.0001 par value	327	(327)	—
Class B Ordinary shares, $0.0001 par value	719	—	719
Additional Paid in Capital	6,089,279	(6,089,279)	—
Accumulated Deficit	(1,090,322)	(26,615,472)	(27,705,794)
Total Stockholders' Equity (Deficit)	$5,000,003	$(32,705,078)	$(27,705,075)
Number of shares subject to redemption	25,380,664	3,270,210	28,650,874

Balance Sheet as of June 30, 2021 (per form 10-Q filed on August 11, 2021)
Ordinary shares subject to possible redemption	$258,674,179	$27,847,780	$286,521,959

Class A Ordinary shares, $0.0001 par value	278	(278)	—
Class B Ordinary shares, $0.0001 par value	717	—	717
Additional Paid in Capital	1,221,791	(1,221,791)	2
Retained Earnings (Accumulated Deficit)	3,777,215	(26,625,711)	(22,848,498)
Total Stockholders' Equity (Deficit)	$5,000,001	$(27,847,780)	$(22,847,779)
Number of shares subject to redemption	25,867,418	2,783,456	28,650,874

The impact to the Statement of Operations for the three months ended March 31, 2021 and the Statements of Operations for the three months and six months ended of June 30, 2021 is presented below:

	As Reported	Adjustment	As Restated
Statement of Operations for the three months ended March 31, 2021 (per form 10-Q filed on June 4, 2021)
Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,666,384	(18,384,907)	5,281,477
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$—	$(0.10)	$(0.10)
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	6,999,117	(1,172,934)	5,826,183
Basic and diluted net income per shares, Non-redeemable Class A and Class B ordinary shares	$(0.16)	$0.06	$(0.10)

Statement of Operations for the three months ended June 30, 2021 (per form 10Q filed on August 11, 2021)
Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	25,386,013	3,264,861	28,650,874
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$—	$0.14	$0.14
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	10,427,579	(3,264,861)	7,162,718
Basic and diluted net income per shares, Non-redeemable Class A and Class B ordinary shares	$0.47	$(0.33)	$0.14

Statement of Operations for the six months ended June 30, 2021 (per form 10Q filed on August 11, 2021)
Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	25,115,331	(7,819,079)	17,296,252
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$—	$0.16	$0.16
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	8,834,352	(2,321,024)	6,513,328
Basic and diluted net income per shares, Non-redeemable Class A and Class B ordinary shares	$0.43	$(0.27)	$0.16

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 3, Note 5, Note 6 and Note 10) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to temporary equity upon the completion of the Initial Public Offering. Transaction costs of the IPO, including the partial exercise of the over-allotment, amounted to $16,467,878, of which $695,493 were allocated to expense associated with the warrant liability.

Ordinary shares Subject to Possible Redemption

All of the Class A Ordinary Shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021, all Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 15,037,174 ordinary shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The Company’s condensed statement of operations applies the two-class method in calculating net income per share. Basic and diluted net income per common share for Class A common stock and Class B common stock is calculated by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

Reconciliation of Net Income per Common Share

The Company’s net income is adjusted for the portion of net income that is allocable to each class of ordinary shares. The allocable net income is calculated by multiplying net income by the ratio of weighted average number of shares outstanding attributable to Class A and Class B ordinary shares to the total weighted average number of shares outstanding for the period. Accordingly, basic and diluted income per ordinary share is calculated as follows:

		Nine Months
	Three Months Ended	Ended
	September 30,	September 30,
	2021	2021
Class A Common Stock
Net income allocable to Class A common stock	$2,827,076	$5,547,026

Basic and diluted weighted average shares outstanding	28,650,874	21,179,617
Basic and diluted net income per share	$0.10	$0.26

Class B Common Stock
Net income allocable to Class B common stock	$706,769	$1,764,034

Weighted average shares outstanding, basic and diluted	7,162,718	6,735,424
Basic and diluted net income per common share	$0.10	$0.26

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.

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

In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

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

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or saleable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company (except as described in Note 5) so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units sold in the IPO.

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

Due to Related Party

Commencing on the date the securities of the Company were first listed on the Nasdaq Capital Market, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services incurred on behalf of members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. A total of $65,000 has been incurred as of September 30, 2021.

As of September 30, 2021, the Company also paid the Sponsor $79,992 for offering costs paid on behalf of the Company. Due to related party as of September 30, 2021 amounts to $40,000.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from March 15, 2021 to purchase up to an additional 3,750,000 units to cover over-allotments, if any. On March 24, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 3,650,874 Over-Allotment Units. The underwriters did not exercise their remaining option, which expired on April 24, 2021.

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

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 2,000,000 preference shares and provide that preference shares may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2021, there were 0 shares issued and outstanding, excluding 28,650,874 shares subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At September 30, 2021, there were 7,162,718 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$286,525,645	$286,525,645	$—	$—
Liabilities:
Public Warrants Liability	$6,685,203	6,685,203	—	$—
Private Placement Warrants Liability	3,840,749	—	—	3,840,749
	$10,525,952	$6,685,203	$—	$3,840,749

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on March 15, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. As of September 30, 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of September 30, 2021 due to the use of unobservable inputs. In the period ending June 30, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants. Transfers between levels are recorded at the end of each reporting period.

The following table presents the changes in the fair value of the Level 3 liabilities:

Warrant
Liabilities
Fair Value as of January 5, 2021 (inception)	$—
Initial measurement on March 15, 2021	16,893,332
Initial fair value of warrants issued at over-allotment exercise	2,201,235
Change in fair value of warrants	333,333
Fair value at March 31, 2021	$19,427,900
Change in fair value of warrants	(5,142,679)
Reclassification of public warrants to Level 1	(9,072,776)
Fair value at June 30, 2021	$5,212,445
Change in fair value of private warrants	(1,371,696)
Fair value at September 30, 2021	$3,840,749

The key inputs into the Monte Carlo simulation as of September 30, 2021 were as follows:

	(Initial Measurement)
Inputs	March 15, 2021	September 30, 2021
Risk-free interest rate	1.05%	1.05%
Expected term remaining (years)	6.00	5.46
Expected volatility	19.0%	13.9%
Share price	$10.00	$9.73

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

Results of Operations

For the period from January 5, 2021 (inception) through September 30, 2021, we had net income of $7.311,060, which included a loss from operations of $578,966, offering cost expense allocated to warrants of $695,493, a gain from the change in fair value of warrant liabilities of $8,568,615, and interest income of $16,904.

For the three months ended September 30, 2021, we had a net income of $3.533,845, which included a loss from operations of $229,110, a gain from the change in fair value of warrant liabilities of $3,759,269, and interest income of $3,686.

Our business activities from inception to September 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.7 million in its operating bank account, and working capital of approximately $1.0 million.

The Company’s liquidity needs up to March 15, 2021 were satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loan.

The Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. Based on the foregoing, management concluded that there is substantial doubt about the Company’s ability to continue as a going concern, however, the Company has obtained commitment from the Sponsor to fund any working capital needs of the Company at least one year from the issuance of these financial statements, alleviating the substantial doubt

Contractual Obligations

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

Ordinary shares Subject to Possible Redemption

All of the Class A Ordinary Shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021, all Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 15,037,174 ordinary shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The Company’s condensed statement of operations applies the two-class method in calculating net income per share. Basic and diluted net income per common share for Class A common stock and Class B common stock is calculated by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that, due to the previous material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on May 25, 2021, and due to the restatements of our March 15, 2021, March 31, 2021, and June 30, 2021 financial statements (the "restatements") regarding the classification of redeemable Class A Shares, as described below, which combined, constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatements to the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company's Form 10-Qs, as filed with the SEC on May 25, 2021 and August 11, 2021, respectively, as well as the Company's balance sheet included on the Company's Form 8-K, as filed with the SEC on March 19, 2021, and restated on the Form 10-Q filed with the SEC on May 25, 2021, certain redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. The Company restated its financial statements to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charterwould not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets.

After identifying the material weakness, we have commenced our remediation efforts by taking the following steps:

1.	We have expanded and improved our review process for complex securities and related accounting standards.
2.	We have increased communication among its personnel and third-party professionals with whom we consult regarding complex accounting applications.
3.	We have also retained the services of a valuation expert to assist in valuation analysis of the Warrants on a quarterly basis.
4.	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our financial statements and related disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on September 30, 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on March 12, 2021, our quarterly report for the first quarter of 2021 that was filed with the SEC on May 25, 2021, and our quarterly report for the second quarter of 2021 that was filed with the SEC on August 11, 2021. Furthermore, we have recently identified an additional risk factor as disclosed below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report, we have identified a material weakness in our internal control over financial reporting related to our evaluation and review of complex accounting standards for equity transactions, and we have restated certain of our previously issued financial statements in this Quarterly Report. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2—Restatement of Previously Issued Financial Statements” to our condensed financial statements and Part I., Item 4. “Controls and Procedures” in this Quarterly Report.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to take steps to remediate the material weakness. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the price of our securities may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

L CATTERTON ASIA ACQUISITION CORP

Date:	November 22, 2021		/s/ Chinta Bhagat
		Name:	Chinta Bhagat
		Title:	Co-Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Scott Chen
		Name:	Scott Chen
		Title:	Co-Chief Executive Officer and Director
(Principal Financial and Principal Accounting Officer)