Form 10-Q
period 2022-03-31
L Catterton Asia Acquisition Corp
filed 2022-05-16
CIK 1841024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, 28,650,874 shares of Class A ordinary shares, par value $0.0001, and 7,162,718 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

L CATTERTON ASIA ACQUISITION CORP

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the three-months ended March 31, 2022 and for the period from January 5, 2021 (inception) through March 31, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three-months ended March 31, 2022 and for the period from January 5, 2021 (inception) through March 31, 2021	3
Unaudited Condensed Statements of Cash Flows for the three-months ended March 31,2022 and for the period from January 5, 2021 (inception) through March 31, 2021	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safely Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Current assets
Cash	$426,234	$591,197
Prepaid expenses	464,451	428,051
Total Current Assets	890,685	1,019,248

Prepaid expense - noncurrent	—	80,919
Marketable securities held in Trust Account	286,560,433	286,531,700
TOTAL ASSETS	$287,451,118	$287,631,867

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$362,072	$309,736
Due to related party	777,660	30,000
Total Current Liabilities	1,139,732	339,736

Deferred underwriting fee	10,027,806	10,027,806
Warrant liability	6,165,201	11,879,289
Total Liabilities	17,332,739	22,246,831

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption, 28,650,874 shares at March 31, 2022 and December 31, 2021, respectively	286,560,433	286,531,700

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 28,650,874 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,162,718 shares issued and outstanding at March 31, 2022 and December 31, 2021	717	717
Additional paid-in capital	—	—
Accumulated deficit	(16,442,771)	(21,147,381)
Total Shareholders’ Deficit	(16,442,054)	(21,146,664)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$287,451,118	$287,631,867

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		From
		January 5,
		2021
		(Inception)
	Three Months Ended	Through
	March 31,	March 31,
	2022	2021
Formation and operating costs	$1,009,478	$64,473
Loss from Operations	(1,009,478)	(64,473)

Other income (expense):
Interest earned on marketable securities held in Trust Account	28,733	2,977
Offering costs allocated to warrants	—	(695,493)
Change in fair value of warrant liability	5,714,088	(333,333)
Total other income (expense)	5,742,821	(1,025,849)

Net income (loss)	$4,733,343	$(1,090,322)

Weighted average shares outstanding, Class A ordinary shares	28,650,874	5,281,477
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.13	$(0.10)
Weighted average shares outstanding, Class B ordinary shares	7,162,718	5,826,183
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.13	$(0.10)

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,162,718	$717	$—	$(21,147,381)	$(21,146,664)
Net income	—	—	—	—	—	4,733,343	4,733,343
Remeasurement of ordinary shares subject to possible redemption for interest income	—	—	—	—	—	(28,733)	(28,733)
Balance as of March 31, 2022	—	$—	7,162,718	$717	$—	$(16,439,771)	$(16,442,054)

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Sale of 28,650,874 Units, net of underwriting discount and offering expenses, and fair value of Public Warrants	28,650,874	2,865	—	—	258,602,849	—	258,605,714
Proceeds received in excess of fair value of Private Placement Warrants	—	—	—	—	1,266,251	—	1,266,251
Net loss	—	—	—	—	—	(1,090,322)	(1,090,322)
Ordinary shares subject to possible redemption	(28,650,874)	(2,865)	—	—	(259,893,381)	(26,615,472)	(286,511,718)
Balance as of March 31, 2021	—	$—	7,187,500	$719	$—	$(27,705,794)	$(27,705,075)

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period from
		January 5, 2021
	Three Months	(inception)
	Ended	through
	March 31,	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,733,343	$(1,090,322)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(28,733)	(2,977)
Offering costs allocated to warrants	—	695,493
Change in fair value of warrant liability	(5,714,088)	333,333
Changes in operating assets and liabilities:
Prepaid assets	44,519	(903,949)
Accounts payable and accrued expenses	52,336	936,620
Due to related party	747,660	5,000
Net cash flows used in operating activities	(164,963)	(26,802)

CASH FLOWS FROM INVESTING ACTIVITIES
Marketable securities held in Trust Account	—	(286,508,741)
Net cash flows used in financing activities	—	(286,508,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters’ fees	—	280,778,566
Proceeds from private placement	—	8,230,176
Proceeds from issuance of shares to initial shareholders	—	25,000
Payment of deferred offering costs	—	(51,749)
Net cash flows provided by financing activities	—	288,981,993

Net Change in Cash	(164,963)	2,446,450
Cash - Beginning of period	591,197	—
Cash - End of period	$426,234	$2,446,450

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$—	$221,123,278
Change in ordinary shares subject to possible redemption	$—	$32,683,362
Subsequent remeasurement of Class A ordinary shares subject to possible redemption	$28,733	—
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$10,027,806

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, its Initial Public Offering (“IPO”), described below, and subsequent to the IPO, identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company will have until March 15, 2023 (the “Combination Period”) to complete the Business Combination. However, if the Company is unable to complete a Business Combination within during the Combination Period or during any extension period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had $426,234 in its operating bank account. As of March 31, 2022, the Company had a working capital deficit of $249,047.

The Company’s liquidity needs up to its IPO were satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 and offering costs and expenses paid for by related parties (see Note 5). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of March 31, 2022, there were no amounts outstanding under any working capital loan.

The Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company obtained a commitment from the Sponsor to fund any working capital needs of the Company at least one year from the issuance of these financial statements through loans of up to an aggregate of $500,000.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the mandatory liquidation and subsequent dissolution, should the Company be unable to complete an initial business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until March 15, 2023, 24 months from the closing of the initial public offering, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by the specified period. If an initial business combination is not consummated by March 15, 2023, there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to complete an initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by March 15, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash equivalents of marketable securities totaling $286,560,433 and $286,531,700 at March 31, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.  The Company’s portfolio of marketable securities held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on investment held in Trust Account. The estimated fair values of the marketable securities held in the Trust Account are determined using available market information.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 2, Note 4, Note 5, Note 7 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

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

Class A Ordinary shares Subject to Possible Redemption

The Company accounts for Class A ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, ordinary share is classified as shareholders’ equity. The Company’s Class A ordinary share feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the 28,650,874 Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

As of March 31, 2022, the ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$286,508,742
Less:
Proceeds allocated to Public Warrants	(12,130,642)
Excess of proceeds over fair value of Private Warrants	1,266,251
Class A ordinary share issuance costs	(15,772,384)
Plus:
Remeasurement of carrying value to redemption value	26,659,733
Interest	28,733
Class A ordinary share subject to possible redemption	$286,560,433

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 15,037,174 ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

The Company’s statement of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per ordinary share for Class A ordinary share and Class B ordinary share is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A ordinary share and Class B ordinary share outstanding, allocated proportionally to each class of ordinary share.

Reconciliation of Net Income per Common Share

The Company’s net income (loss) is adjusted for the portion of net income (loss) that is allocable to each class of ordinary shares. The allocable net income (loss) is calculated by multiplying net income by the ratio of weighted average number of shares outstanding attributable to Class A and Class B ordinary shares to the total weighted average number of shares outstanding for the period. Accordingly, basic and diluted income (loss) per ordinary share is calculated as follows:

		For the period from
		January 5,
		2021
		(inception)
	Three Months Ended	through
	March 31,	March 31,
	2022	2021
Class A Common Stock
Net income allocable to Class A common stock	$3,786,074	$(518,427)

Basic and diluted weighted average shares outstanding	28,650,874	5,281,477
Basic and diluted net income per share	$0.13	$(0.10)

Class B Common Stock
Net income (loss) allocable to Class B common stock	$946,669	$(571,895)

Weighted average shares outstanding, basic and diluted	7,162,718	5,826,183
Basic and diluted net income (loss) per common share	$0.13	$(0.10)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

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

Due to Related Party

Commencing on the date the securities of the Company were first listed on the Nasdaq Capital Market, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services incurred on behalf of members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. A total of $30,000 and $5,000 has been incurred for the three months ended March 31, 2022 and for the period from January 5, 2021 (Inception) to March 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, the Company owed the Sponsor $777,660 and $30,000, respectively. The due to related party at March 31, 2022 is comprised of $717,660 in amounts owed related to expenses the Sponsor paid on behalf of the Company and $60,000 in amounts owed pertaining to administrative services, office space and secretarial support provided by the Sponsor. The due to related party of $30,000 at December 31, 2021 related to administrative services provided by the Sponsor.

Promissory Note — Related Party

On January 11, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and was payable on the earlier of June 30, 2021 or the completion of the IPO. The Company did not draw down any amounts under the promissory note and there was no outstanding balance at March 31, 2022 and December 31, 2021. The Sponsor instead made payments for offering costs on behalf of the Company, during the three months ended March 31, 2021, which was recorded as due to related party.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from March 15, 2021 to purchase up to an additional 3,750,000 Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On March 24, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 3,650,874 Over-Allotment Units. The underwriters did not exercise their remaining option, which expired on April 24, 2021.

On March 15, 2021, the Company paid an underwriting discount of $5,000,000, and on March 24, 2021, the Company paid an additional underwriting discount of $730,175 for over-allotment units sold. Additionally, $10,027,806 will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 2,000,000 preference shares and provide that preference shares may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 28,650,874 shares subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At March 31, 2022 and December 31, 2021, there were 7,162,718 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$286,560,433	$286,560,433	$—	$—
Liabilities:
Public Warrants Liability	$3,915,620	3,915,620	—	$—
Private Placement Warrants Liability	2,249,581	—	—	2,249,581
	$6,165,201	$3,915,620	$—	$2,249,581

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$286,531,700	$286,531,700	$—	$—
Liabilities:
Public Warrants Liability	$7,544,730	7,544,730	—	$—
Private Placement Warrants Liability	4,334,559	—	—	4,334,559
	$11,879,289	$7,544,730	$—	$4,334,559

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on March 15, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. As of March 31, 2022 and December 31, 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of March 31, 2022 and December 31, 2021 due to the use of unobservable inputs. In the period ending June 30, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants. Transfers between levels are recorded at the end of each reporting period. There were no transfers between levels during the three months ended March 31, 2022 and for the period from January 5, 2021 (Inception) through March 31, 2021. The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2022:

Inputs	March 31, 2022	December 31, 2021
Risk-free interest rate	2.39%	1.29%
Dividend rate	0.0%	0.0%
Expected term (years)	5.46	5.46
Expected volatility	6.1%	15.3%
Share price – asset price	$9.75	$9.73
Exercise price	$11.50	$11.50

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than that disclosed below.

On April 11, 2022, the Company obtained a commitment from the Sponsor to fund any working capital needs of the Company at least one year from the issuance of these financial statements through loans of up to an aggregate of $500,000.

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

Results of Operations

Our business activities from inception to March 31, 2022 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.  We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of approximately $4.7 million, which included a gain from the change in fair value of warrant liabilities of $5.7 million, interest income earned on investments held in Trust Account of $0.03 million offset by formation and operating expenses of $1 million.

For the period from January 5, 2021 (inception) through March 31, 2021, we had a net loss of approximately $1.1 million, which included formation and operating expenses of $64,000, offering cost expense allocated to warrants of $695,000, and a loss from the change in fair value of warrant liabilities of $333,000 offset by interest income earned on investments held in the Trust Account of $2,977.

Our business activities from inception to March 31, 2021 consisted primarily of our formation and completing our IPO, and since the offering through March 31, 2022, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Going Concern

As of March 31, 2022, the Company had $426,234 in its operating bank account. As of March 31, 2022, the Company had a working capital deficit of $249,047.

The Company’s liquidity needs up to its IPO were satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2022, there were no amounts outstanding under any working capital loan.

The Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying, and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in Note 1, should the Company be unable to complete an initial business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until March 15, 2023, 24 months from the closing of the initial public offering, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by the specified period. If an initial business combination is not consummated by March 15, 2023, there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to complete an initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by March 15, 2023.

The Company obtained a commitment from the Sponsor to fund any working capital needs of the Company at least one year from the issuance of these financial statements through loans of up to an aggregate of $500,000.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than deferred underwriters’ discount of $10,027,806 and amounts owed to the Sponsor of $60,000 under the administrative services agreement.

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

There have been no significant changes in our critical accounting policies as discussed in the Annual Report on Form 10-K filed by us with the SEC on March 28, 2022.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, ordinary share is classified as shareholders’ equity. Our Class A ordinary share feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the 28,650,874 Class A ordinary share is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets, respectively. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act) were not effective as of March 31, 2022, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed consolidated financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 28, 2022.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

L CATTERTON ASIA ACQUISITION CORP

Date: May 16, 2022		/s/ Chinta Bhagat
	Name:	Chinta Bhagat
	Title:	Co-Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Scott Chen
	Name:	Scott Chen
	Title:	Co-Chief Executive Officer and Director
(Principal Financial and Principal Accounting Officer)