Form 10-Q
period 2022-09-30
L Catterton Asia Acquisition Corp
filed 2022-11-10
CIK 1841024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, 28,650,874 shares of Class A ordinary shares, par value $0.0001, and 7,162,718 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

L CATTERTON ASIA ACQUISITION CORP

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2022

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from January 5, 2021 (inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from January 5, 2021 (inception) through September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30,2022 and for the period from January 5, 2021 (inception) through September 30, 2021	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safely Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Current assets
Cash	$66,995	$591,197
Prepaid expenses	202,771	428,051
Total Current Assets	269,766	1,019,248

Prepaid expense - noncurrent	—	80,919
Marketable securities held in Trust Account	288,240,632	286,531,700
TOTAL ASSETS	$288,510,398	$287,631,867

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,199,389	$309,736
Due to related party	1,509,830	30,000
Total Current Liabilities	2,709,219	339,736

Deferred underwriting fee	10,027,806	10,027,806
Warrant liability	601,483	11,879,289
Total Liabilities	13,338,508	22,246,831

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption, 28,650,874 shares at September 30, 2022 and December 31, 2021, respectively	288,240,632	286,531,700

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 28,650,874 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,162,718 shares issued and outstanding at September 30, 2022 and December 31, 2021	717	717
Additional paid-in capital	—	—
Accumulated deficit	(13,069,459)	(21,147,381)
Total Shareholders’ Deficit	(13,068,742)	(21,146,664)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$288,510,398	$287,631,867

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				Period from
				January 5, 2021
	Three Months			(Inception)
	Ended		Nine Months Ended	through
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
Formation and operating costs	$1,681,305	$229,110	$3,199,884	$578,966
Loss from operations	(1,681,305)	(229,110)	(3,199,884)	(578,966)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,293,284	3,686	1,708,932	16,904
Offering costs allocated to warrants	—	—	—	(695,493)
Change in fair value of warrant liability	957,093	3,759,269	11,277,806	8,568,615
Total other income, net	2,250,377	3,762,955	12,986,738	7,890,026

Net income	$569,072	$3,533,845	$9,786,854	$7,311,060

Weighted average shares outstanding, Class A ordinary shares	28,650,874	28,650,874	28,650,874	21,179,617
Basic and diluted net income per share, Class A ordinary shares	$0.02	$0.10	$0.27	$0.26
Weighted average shares outstanding, Class B ordinary shares	7,162,718	7,162,718	7,162,718	6,735,424
Basic and diluted net income per share, Class B ordinary shares	$0.02	$0.10	$0.27	$0.26

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,162,718	$717	$—	$(21,147,381)	$(21,146,664)
Net income	—	—	—	—	—	4,733,343	4,733,343
Remeasurement of ordinary shares subject to possible redemption for interest income	—	—	—	—	—	(28,733)	(28,733)
Balance as of March 31, 2022	—	$—	7,162,718	$717	$—	$(16,442,771)	$(16,442,054)
Net income	—	—	—	—	—	4,484,439	4,484,439
Remeasurement of ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(386,915)	(386,915)
Balance as of June 30, 2022	—	$—	7,162,718	$717	$—	$(12,345,247)	$(12,344,530)
Net income	—	—	—	—	—	569,072	569,072
Remeasurement of ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(1,293,284)	(1,293,284)
Balance as of September 30, 2022	—	$—	7,162,718	$717	$—	$(13,069,459)	$(13,068,742)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Sale of 28,650,874 Units, net of underwriting discount and offering expenses, and fair value of Public Warrants	28,650,874	2,865	—	—	258,602,849	—	258,605,714
Proceeds received in excess of fair value of Private Placement Warrants	—	—	—	—	1,266,251	—	1,266,251
Net loss	—	—	—	—	—	(1,090,322)	(1,090,322)
Ordinary shares subject to possible redemption	(28,650,874)	(2,865)	—	—	(259,893,381)	(26,615,472)	(286,511,718)
Balance as of March 31, 2021	—	$—	7,187,500	$719	$—	$(27,705,794)	$(27,705,075)
Forfeiture of Class B common stock held by initial stockholders	—	—	(24,782)	(2)	—	2	—
Ordinary shares subject to possible redemption	—	—	—	—	—	(10,241)	(10,241)
Net income	—	—	—	—	—	4,867,537	4,867,537
Balance as of June 30, 2021	—	$—	7,162,718	$717	$—	$(27,848,496)	$(22,847,779)
Ordinary shares subject to possible redemption	—	—	—	—	—	(3,686)	(3,686)
Net income	—	—	—	—	—	3,533,845	3,533,845
Balance as of September 30, 2021	—	$—	7,162,718	$717	$—	$(19,318,337)	$(19,317,620)

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period from
		January 5, 2021
	Nine Months	(inception)
	Ended	through
	September 30,	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,786,854	$7,311,060
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,708,932)	(16,904)
Offering costs allocated to warrants	—	695,493
Change in fair value of warrant liability	(11,277,806)	(8,568,615)
Changes in operating assets and liabilities:
Prepaid expenses	306,199	(448,447)
Other assets	—	(189,984)
Accounts payable and accrued expenses	889,653	46,610
Due to related party	1,479,830	40,000
Net cash flows used in operating activities	(524,202)	(1,130,787)

CASH FLOWS FROM INVESTING ACTIVITIES
Marketable securities held in Trust Account	—	(286,508,741)
Net cash flows used in financing activities	—	(286,508,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discount	—	280,778,566
Proceeds from sale of Private Placement Warrants	—	8,230,176
Payment of offering costs	—	(709,897)
Net cash flows provided by financing activities	—	288,323,845

Net Change in Cash	(524,202)	684,317
Cash - Beginning of period	591,197	—
Cash - End of period	$66,995	$684,317

Non-Cash investing and financing activities:
Offering costs paid by Sponsor on behalf of the Company	$—	$80,000
Change in ordinary shares subject to possible redemption	$—	$16,905
Subsequent remeasurement of Class A ordinary shares subject to possible redemption	$1,708,932	—
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$10,027,806

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, its Initial Public Offering (“IPO”), described below, and subsequent to the IPO, identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $66,995 in its operating bank account. As of September 30, 2022, the Company had a working capital deficit of $2,439,453.

The Company’s liquidity needs up to its IPO were satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 and offering costs and expenses paid for by related parties (see Note 5). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of September 30, 2022, there were no amounts outstanding under any working capital loan.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had marketable securities totaling $288,240,632 and $286,531,700 at September 30, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.  The Company’s portfolio of marketable securities held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on investment held in Trust Account. The estimated fair values of the marketable securities held in the Trust Account are determined using available market information.

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

Class A Ordinary shares Subject to Possible Redemption

The Company accounts for Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, ordinary share is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the 28,650,874 Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2022, the ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$286,508,742
Less:
Proceeds allocated to Public Warrants	(12,130,642)
Class A ordinary shares issuance costs	(15,772,384)
Plus:
Excess of proceeds over fair value of Private Warrants	1,266,251
Remeasurement of carrying value to redemption value	26,659,733
Interest	28,733
Class A ordinary shares subject to possible redemption, as of March 31, 2022	$286,560,433
Plus: Interest	386,915
Class A ordinary shares subject to possible redemption, as of June 30, 2022	$286,947,348
Plus: Interest	1,293,284
Class A ordinary shares subject to possible redemption, as of September 30, 2022	$288,240,632

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company’s statement of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A ordinary share and Class B ordinary share outstanding, allocated proportionally to each class of ordinary share.

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

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2022	2021
Class A Common Stock
Net income allocable to Class A common stock	$455,258	$2,827,076

Basic and diluted weighted average shares outstanding	28,650,874	28,650,874
Basic and diluted net income per share	$0.02	$0.10

Class B Common Stock
Net income (loss) allocable to Class B common stock	$113,814	$706,769

Weighted average shares outstanding, basic and diluted	7,162,718	7,162,718
Basic and diluted net income (loss) per common share	$0.02	$0.10

		For the period from
		January 5,
		2021
		(inception)
	Nine Months Ended	through
	September 30,	September 30,
	2022	2021
Class A Common Stock
Net income allocable to Class A common stock	$7,829,483	$5,547,026

Basic and diluted weighted average shares outstanding	28,650,874	21,179,617
Basic and diluted net income per share	$0.27	$0.26

Class B Common Stock
Net income allocable to Class B common stock	$1,957,371	$1,764,034

Weighted average shares outstanding, basic and diluted	7,162,718	6,735,424
Basic and diluted net income per common share	$0.27	$0.26

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

Due to Related Party

Commencing on the date the securities of the Company were first listed on the Nasdaq Capital Market, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services incurred on behalf of members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. A total of $90,000 and $65,000 has been incurred for the nine months ended September 30, 2022 and for the period from January 5, 2021 (Inception) to September 30, 2021, respectively.

As of September 30, 2022 and December 31, 2021, the Company owed the Sponsor $1,509,830 and $30,000, respectively. The due to related party at September 30, 2022 is comprised of approximately $1,389,774 in amounts owed related to expenses the Sponsor paid on behalf of the Company and $120,056 in amounts owed pertaining to administrative services, office space and secretarial support provided by the Sponsor. The due to related party of $30,000 at December 31, 2021 related to administrative services provided by the Sponsor.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

On April 11, 2022, the Company obtained a commitment from the Sponsor to fund any working capital needs of the Company at least one year from the issuance of these financial statements through loans of up to an aggregate of $500,000.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period, which occurs (i) in the case of the Founder Shares, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 2,000,000 preference shares and provide that preference shares may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 28,650,874 shares subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At September 30, 2022 and December 31, 2021, there were 7,162,718 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$288,240,632	$288,240,632	$—	$—
Liabilities:
Public Warrants Liability	$382,012	382,012	—	$—
Private Placement Warrants Liability	219,471	—	—	219,471
	$601,483	$382,012	$—	$219,471

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$286,531,700	$286,531,700	$—	$—
Liabilities:
Public Warrants Liability	$7,544,730	7,544,730	—	$—
Private Placement Warrants Liability	4,334,559	—	—	4,334,559
	$11,879,289	$7,544,730	$—	$4,334,559

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on March 15, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. As of September 30, 2022 and December 31, 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of September 30, 2022 and December 31, 2021 due to the use of unobservable inputs. In the period ending September 30, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants. Transfers between levels are recorded at the end of each reporting period. There were no transfers between levels during the nine months ended September 30, 2022 and for the period from January 5, 2021 (Inception) through September 30, 2021. The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2022:

Inputs	September 30, 2022	December 31, 2021
Risk-free interest rate	3.96%	1.29%
Dividend rate	0.0%	0.0%
Expected term (years)	5.46	5.46
Expected volatility	4.5%	15.3%
Share price – asset price	$9.91	$9.73
Exercise price	$11.50	$11.50

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

Results of Operations

Our business activities from inception to September 30, 2022 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of approximately $0.6 million, which included a gain from the change in fair value of warrant liabilities of $1.0 million, interest income earned on investments held in Trust Account of $1.3 million offset by formation and operating expenses of $1.7 million.

For the nine months ended September 30, 2022, we had a net income of approximately $9.8 million, which included a gain from the change in fair value of warrant liabilities of $11.3 million, interest income earned on investments held in Trust Account of $1.7 million offset by formation and operating expenses of $3.2 million.

For the three months ended September 30, 2021, we had a net income of approximately $3.5 million, which included a loss from operations of $0.2 million, a gain from the change in fair value of warrant liabilities of $3.8 million, and interest income of $4,000.

For the period from January 5, 2021 (inception) through September 30, 2021, we had net income of approximately $7.3 million, which included a loss from operations of $0.6 million, offering cost expense allocated to warrants of $0.7 million, a gain from the change in fair value of warrant liabilities of $8.6 million, and interest income of $17,000.

Our business activities from inception to March 31, 2021 consisted primarily of our formation and completing our IPO, and since the offering through September 30, 2022, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Going Concern

As of September 30, 2022, the Company had $66,995 in its operating bank account. As of September 30, 2022, the Company had a working capital deficit of $2,439,453.

The Company’s liquidity needs up to its IPO were satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2022, there were no amounts outstanding under any working capital loan.

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

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than deferred underwriters’ discount of $10,027,806 and amounts owed to the Sponsor of $120,000 under the administrative services agreement.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, ordinary share is classified as shareholders’ equity. Our Class A ordinary share feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the 28,650,874 Class A ordinary share is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act) were not effective as of September 30, 2022, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and process of recording accounts payable and accrued expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments and process of recording accounts payable and accrued expenses. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications and recording of accounts payable and accrued expenses. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. Additionally, management will reaffirm any outstanding bills and unbilled fees with major service providers on a quarterly basis going forward.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 28, 2022.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1*	Amended and Restated Memorandum and Articles of Association

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*     Filed herewith.

**   Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L CATTERTON ASIA ACQUISITION CORP

Date: November 10, 2022		/s/ Chinta Bhagat
	Name:	Chinta Bhagat
	Title:	Co-Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Scott Chen
	Name:	Scott Chen
	Title:	Co-Chief Executive Officer and Director
(Principal Financial and Principal Accounting Officer)