Form 10-K
period 2022-12-31
L Catterton Asia Acquisition Corp
filed 2023-03-31
CIK 1841024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-40196

L Catterton Asia Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1577355
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8 Marina View, Asia Square Tower 1 #41-03
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

The aggregate market value of the voting shares held by non-affiliates of the registrant on June 30, 2022, computed by reference to the closing price for such shares on the Nasdaq Capital Market (“Nasdaq”) on such date, was approximately $281.9 million.

There were 21,783,622 Class A ordinary shares and 7,162,718 Class B ordinary shares of the registrant outstanding on March 30, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

L Catterton Asia Acquisition Corp

i

CERTAIN TERMS

References to the “Company,” “LCAA,” “our,” “us” or “we” refer to L Catterton Asia Acquisition Corp., a blank check company incorporated in the Cayman Islands on January 5, 2021 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to LCA Acquisition Sponsor, LP, a Cayman Islands limited liability company, which is directly or indirectly wholly owned by L Catterton Asia 3. References to “initial shareholders” refer to our Sponsor, Chinta Bhagat, Scott Chen, Howard Steyn, Sanford Martin Litvack, Frank N. Newman and Anish Melwani. References to “equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of equity or debt.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described below in Part I, Item 1A titled “Risk Factors” in this Report. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Report:

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	There is substantial doubt as to our ability to continue as a going concern in its report.
●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	We may be subject to the 1% excise tax instituted under the Inflation Reduction Act of 2022 in connection with redemptions we conduct after December 31, 2022.
●	If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.
●	Changes in applicable laws or regulations, or a failure to comply with any applicable laws and regulations, may adversely affect our business, including its ability to negotiate and complete its initial business combination and results of operations.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	As the number of special purpose acquisition companies (“SPACs”) evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure and could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we complete an initial business combination by the Extended Date or the Additional Extension Date, as applicable, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	We may not be able to consummate an initial business combination by the Extended Date or the Additional Extension Date, as applicable, we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our shares of Class A ordinary shares or public warrants.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate by the Extended Date or the Additional Extension Date, as applicable, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time
●	Unlike some other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.
●	We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.
●	After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.
●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
●	Provisions in our second amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

PART I

Item 1.	Business

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

Recent Developments

Entry into the Merger Agreement

On January 31, 2023, LCAA, Lotus Technology Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Lotus Tech”), Lotus Temp Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Lotus Tech (“Merger Sub 1”), and Lotus EV Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Lotus Tech (“Merger Sub 2”) entered into the Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, (i) Merger Sub 1 will merge with and into LCAA (the “First Merger”), with LCAA surviving the First Merger as a wholly owned subsidiary of Lotus Tech (the surviving entity of the First Merger, “Surviving Entity 1”), and (ii) immediately following the consummation of the First Merger, Surviving Entity 1 will merge with and into Merger Sub 2 (the “Second Merger”, and together with the First Merger, collectively, the “Mergers”), with Merger Sub 2 surviving the Second Merger as a wholly owned subsidiary of Lotus Tech ( (the transactions contemplated by the Merger Agreement, including the Mergers, collectively, the “Business Combination”).

Extension Proposal

On March 10, 2022, LCAA held its extraordinary general meeting (the “Extraordinary General Meeting”) to vote on the proposals set forth in the definitive proxy statement filed with the Securities and Exchange Commission on February 23, 2023, including, a proposal to amend the Amended and Restated Memorandum and Articles of Association (the “Charter”) to the form of second amended and restated memorandum and articles of association to extend the date by which the Company must (1) consummate a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination, which we refer to as our initial business combination, (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination and (3) redeem all of the Class A ordinary shares, par value $0.0001 per share, of the Company (“Class A Ordinary Shares”) included as part of the units sold in the Company’s initial public offering that was consummated on March 15, 2021 (the “IPO” and such Class A Ordinary Shares, “public shares”) if it fails to complete such initial business combination, from March 15, 2023 (the “Original Termination Date”) to June 15, 2023 (the “Extended Date”) and to allow the board of directors of the Company (“the Board”), without another shareholder vote, to elect to further extend the date to consummate an initial business combination after the Extended Date up to nine times, by an additional month each time, upon five days’ advance written notice prior to the applicable deadline, up to March 15, 2024 (the “Additional Extension Date”) or such earlier date as determined by the Board in its sole discretion (the “Extension,” and such proposal, the “Extension Proposal”). The Extension Proposal was approved by the shareholders.

In connection with the vote to approve the Extension Proposal, the holders of 6,867,252 or around 24% of the Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.22 per share, for an aggregate redemption amount of approximately $70,200,753.82.

As a result of the approval of the Extension Proposal and the implementation of the Extension, LCA Acquisition Sponsor, LP or its designee(s) or affiliate(s) (the “Lender”) shall contribute to the Company as a loan (each loan being referred to herein as a “Contribution”), which was (i) the lesser of (a) $990,000 or (b) $0.09 for each public share that has not been redeemed in accordance with the terms of the Charter for the three-month extension from the Original Termination Date to the Extended Date (the “Initial Extension Contribution”); and thereafter, to the extent necessary and as applicable, shall contribute (ii) the lesser of (a) $330,000 and (b) $0.03 into the trust account for each public share that has not been redeemed in accordance with the terms of the Charter for each subsequent one-month extension from the Extended Date to the Additional Extension Date (the “Subsequent Extension Contribution”) until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination, and (ii) the date that the Initial Extension Contribution and the Subsequent Extension Contribution for each subsequent one-month extension from the Extended Date to the Additional Extension Date, if applicable, have been loaned. Each Contribution will be deposited in the Trust Account within 5 business days of the beginning of the extended period which such Contribution is for. The Contribution(s) will bear no interest and will be repayable by the Company to the Lender upon consummation of an initial business combination. The loans will be forgiven by the Lender if the Company is unable to consummate an initial business combination except to the extent of any available funds held outside of the Trust Account.

Our Company and Sponsor

We are led by Mr. Chinta Bhagat (Co-CEO), and Mr. Scott Chen (Co-CEO), both of whom are Managing Partners of L Catterton Asia, a wholly-owned fund platform of L Catterton and an important member of the L Catterton family of funds. L Catterton is one of the largest and most experienced consumer-focused investment firms in the world, with over $30 billion in equity capital under management. Since its founding in 1989, the firm has focused exclusively on building iconic and enduring consumer brands. L Catterton seeks to partner with differentiated brands in advantaged categories using a highly thesis-driven approach, focusing specifically on attractive and high-growth opportunities with long-term value creation potential. To date, L Catterton has invested in over 250 companies across its fund platforms, which include:

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

Our sponsor, LCA Acquisition Sponsor, LP, is controlled directly or indirectly by L Catterton Asia 3, the third Asia-focused growth fund raised by L Catterton Asia. We will target IPO-ready companies as part of the investment program of L Catterton Asia 3. As a core component of this platform, we will have full access to the capabilities, relationships and resources of L Catterton in Asia and globally.

Launched in 2009, L Catterton Asia is the largest Pan-Asian consumer-focused private equity firm that operates within a global firm. Headquartered in Singapore, L Catterton Asia has strong regional presence with local offices and teams in Beijing, Mumbai, Shanghai, Sydney, and Tokyo. L Catterton Asia combines its primary market knowledge with L Catterton’s domain expertise to drive its category selection and invests in distinctive fast growing consumer businesses in Asia.

L Catterton has established a highly differentiated network that is distinguished by the combination of its extensive global reach and its deep regional connectivity. The global success of L Catterton is driven by approximately 60 partners across 17 offices worldwide. Each partner has the extensive regional connectivity critical to identifying the next-generation of consumer-focused companies in their geographies, as well as the global sector outlook that is needed to build category-defining global leaders. These partners are supported by a team of over 200 investment and operational professionals who manage the sourcing and evaluation of opportunities and provide extensive transactional support.

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

Our Global Partners

In addition to our management team and the broader L Catterton Asia team, we are further supported by access to the broader resources of L Catterton, which includes approximately 60 partners and over 200 investment and operating professionals globally. We believe that the breadth and reach of these resources is unmatched in the consumer private equity industry and provides us with highly differentiated capabilities.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses:

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

Our Acquisition Process

In evaluating the target business, we expect to conduct an extensive due diligence review that may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience.

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

However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our second amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce our interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. For the avoidance of doubt, business combination opportunities presented to our officers or directors in the context of their positions with any other entity, including L Catterton, to which they have fiduciary or contractual obligations will in any event be deemed presented to him or her in his or her capacity as a representative of such other entity.

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

Proposed Business Combination

Merger Agreement

On January 31, 2023, LCAA, Lotus Tech, Lotus Temp Limited, a wholly-owned subsidiary of Lotus Tech (“Merger Sub 1”), and Lotus EV Limited, a wholly-owned subsidiary of Lotus Tech (“Merger Sub 2”) entered into the Agreement and Plan of Merger (the “Merger Agreement”).

Pursuant to the Merger Agreement, immediately prior to the effective time of the First Merger (the “First Effective Time”), (i) each of the preferred shares of Lotus Tech that is issued and outstanding immediately prior to such time shall be re-designated and re-classified into one ordinary share par value $0.00001 per share, of Lotus Tech (each, a “Lotus Tech Ordinary Share” and such conversion, the “Preferred Share Conversion”); (ii) the Sixth Amended and Restated Memorandum and Articles of Association of Lotus Tech (the “Amended Lotus Tech Articles”) shall be adopted and become effective; (iii) immediately following the Preferred Share Conversion, certain authorized but unissued ordinary share of Lotus Tech shall each be re-designated into shares of a par value of US$0.00001 each of such class or classes (however designated) as the board of directors of Lotus Tech may determine in accordance with the Amended Lotus Tech Articles (the “Re-designation”); and (iv) immediately following the Re-designation, (x) each issued Lotus Tech Ordinary Share shall be recapitalized by way of a repurchase in exchange for issuance of such number of Lotus Tech Ordinary Shares equal to the Recapitalization Factor (as defined below) (the “Recapitalization”); and (y) any options of the Lotus Tech issued and outstanding shall be adjusted such that each such option shall be exercisable for that number of Lotus Tech Ordinary Shares equal to the product of the number of ordinary shares of the Lotus Tech subject to such option immediately prior to the Recapitalization multiplied by the Recapitalization Factor, each of (x) and (y) as described further in the Merger Agreement. Actions set forth in clauses (i) through (iv) above are collectively referred to as the “Capital Restructuring.” The “Recapitalization Factor” is a number determined by dividing the Price per Share by $10.00. “Price per Share” is defined in the Merger Agreement as the amount equal to $5,500,000,000 divided by such amount equal to (i) the aggregate number of shares of the Lotus Tech (a) that are issued and outstanding immediately prior to the Recapitalization, (b) that are issuable upon the exercise, exchange or conversion of all options and other equity securities of the Lotus Tech that are issued and outstanding immediately prior to the Recapitalization (whether or not then vested or exercisable, as applicable, and subject to certain exclusions) minus (ii) shares of the Lotus Tech held by the Lotus Tech or any of its subsidiaries (if applicable) as treasury shares.

Pursuant to the Merger Agreement, immediately prior to the First Effective Time, each Class B ordinary share, par value $0.0001 per share, of SPAC (each, a “SPAC Class B Ordinary Share”) shall be automatically converted into one Class A ordinary share, par value $0.0001 per share, of SPAC (each, a “SPAC Class A Ordinary Share”, together with SPAC Class B Ordinary Share, collectively, “SPAC Shares”) (such automatic conversion, the “SPAC Class B Conversion”) and shall no longer be issued and outstanding and shall be cancelled. In addition, at the First Effective Time: (i) each of SPAC’s units (“Units”) (each consisting of one SPAC Class A Ordinary Share and one-third of a SPAC Warrant (as defined below)) issued and outstanding immediately prior to the First Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one SPAC Class A Ordinary Share and one-third of a SPAC Warrant in accordance with the terms of the applicable Unit (the “Unit Separation”); provided that no fractional SPAC Warrant shall be issued in connection with the Unit Separation such that if a holder of such Units would be entitled to receive a fractional SPAC Warrant upon the Unit Separation, the number of SPAC Warrants to be issued to such holder upon the Unit Separation will be rounded down to the nearest whole number of SPAC Warrants; (ii) immediately following the Unit Separation, each SPAC Class A Ordinary Share (including SPAC Class A Ordinary Shares (a) issued in connection with the SPAC Class B Conversion and (b) held as a result of the Unit Separation) and each SPAC Class B Ordinary Share (excluding treasury shares held by SPAC or any of its subsidiaries (if applicable), SPAC Shares that are held by SPAC shareholders that validly exercise their redemption rights, SPAC Shares that are held by SPAC shareholders that exercise and perfect their relevant dissenters’ rights) issued and outstanding immediately prior to the First Effective Time shall be cancelled and cease to exist and each holder thereof shall be entitled to receive one newly issued Lotus Tech Ordinary Share; and (iii) each warrant issued by SPAC to acquire SPAC Class A Ordinary Shares (each, a “SPAC Warrant”) (including the SPAC Warrants held a result of the Unit Separation) outstanding immediately prior to the First Effective Time shall cease to be a warrant with respect to SPAC Shares and be assumed by the Lotus Tech and converted into a warrant to purchase one Lotus Tech Ordinary Share, subject to substantially the same terms and conditions prior to the First Effective Time.

Pursuant to the Merger Agreement, (i) at the First Effective Time, each ordinary share, par value US$0.00001 per share, of Merger Sub 1 that is issued and outstanding immediately prior to the First Effective Time shall remain issued and outstanding and continue existing and constitute the only issued and outstanding share capital of Surviving Entity 1 and shall not be affected by the First Merger; (ii) at the Second Effective Time, (a) each ordinary share of Surviving Entity 1 that is issued and outstanding immediately prior to the Second Effective Time will be automatically cancelled and cease to exist without any payment therefor; and (b) each ordinary share, par value US$0.00001 per share, of Merger Sub 2 that is issued and outstanding immediately prior to the Second Effective Time shall remain issued and outstanding and continue existing and constitute the only issued and outstanding share capital of Surviving Entity 2 and shall not be affected by the Second Merger.

Lotus Tech Agreements

Concurrently with the parties’ entry into of the Merger Agreement, (i) a wholly-owned subsidiary of Lotus Tech has entered into a distribution agreement (the “Distribution Agreement”) with Lotus Cars Limited, the entity carrying out Lotus’s sportscar manufacturing operations and a indirect wholly-owned subsidiary of Lotus Advance Technologies Sdn Bhd, pursuant to which such wholly-owned subsidiary of Lotus Tech is appointed the global distributor for Lotus Cars Limited for vehicles, parts and certain tools, and, in connection with its role as global distributor, will provide after sale services for the vehicles, parts and tools distributed, and (ii) Lotus Tech has entered into a put option agreement (each, a “Put Option Agreement”) with Geely International (Hong Kong) Limited (“Geely”) and Etika Automotive Sdn Bhd (“Etika”), pursuant to which each of Geely and Etika will be granted a put option (which can be exercised independently and is not conditioned upon the exercise of such put option by the other option holder) to require Lotus Tech to purchase at a pre-agreed price, at a future date and upon satisfaction of certain pre-agreed conditions, the equity interests held by Geely and Etika in Lotus Advance Technologies Sdn Bhd.

The foregoing description of the Merger Agreement and the Business Combination does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is incorporated by reference into this Annual Report as Exhibit 2.1. The Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Merger Agreement. The Merger Agreement has been included to provide investors with information regarding its terms. It is not intended to provide any other factual information about the parties to the Merger Agreement. In particular, the representations, warranties, covenants and agreements contained in the Merger Agreement, which were made only for purposes of the Merger Agreement and as of specific dates, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Merger Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in LCAA’s public disclosures.

Other Agreements

Sponsor Support Agreement

Concurrently with the execution of the Merger Agreement, LCAA, LCA Acquisition Sponsor, LP (“Sponsor”), certain shareholders of LCAA (together with Sponsor, collectively, the “Founder Shareholders”) and Louts Tech entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which each Founder Shareholder has agreed, among other things and subject to the terms and conditions set forth therein: (i) to vote in favor of the Transactions and the other transaction proposals; (ii) to waive anti-dilution rights it held in respect of SPAC Class B Shares under the Amended and Restated Memorandum and Articles of Association of LCAA, (iii) to appear at the extraordinary general meeting for purposes of constituting a quorum, (iv) to vote against any proposals that would materially impede the Transactions; (v) to appoint Lotus Tech as the Founder Shareholders’ proxy and attorney-in-fact with respect to approval of the Transactions; (vi) not to redeem any SPAC Shares held by such Founder Shareholder, (vii) not to amend that certain letter agreement between LCAA, Sponsor and certain other parties thereto, dated as of March 10, 2021, (viii) during the interim period and for a period following the Closing, not to transfer any SPAC Shares or SPAC Warrants (including any SPAC Shares or SPAC Warrants or any securities convertible into or exercisable or exchangeable for any SPAC Shares or SPAC Warrants) acquired by such Founder Shareholder, subject to certain exceptions, including the early-release of SPAC Warrants from post-Closing lock-up as discussed below; and (ix) to unconditionally and irrevocably waive the dissenters’ rights pursuant to the applicable laws in connection with the Transactions and the Merger Agreement.

Sponsor also agreed to use commercially reasonable efforts to (i) cause certain affiliates of Sponsor as may be approved by the Lotus Tech from time to time to participate in the PIPE Financing, and (ii) facilitate discussions between the Lotus Tech, on the one hand, and entities holding brands that may be approved by the Lotus Tech from time to time (each, a “Cooperating Entity”) (including, without limitation, in connection with product development, marketing, customer engagement, retail space, and technology infrastructure development). In connection with the foregoing clause (i), for every one dollar committed by such affiliates of Sponsor as may be approved by the Lotus Tech from time to time in the PIPE Financing, one Lotus Tech Warrant held by Sponsor immediately after the First Effective Time will not be subject to the lock-up restrictions under the Sponsor Support Agreement following the Closing.

Some of the SPAC Class B Ordinary Shares held by Sponsor as of the date of the Sponsor Support Agreement (the “Sponsor Shares”) will be subject to forfeiture and earn-out restrictions pursuant to the Sponsor Support Agreement. 20% of the Sponsor Shares will be forfeited unless certain affiliates of Sponsor as may be approved by the Lotus Tech from time to time participate in the PIPE Financing, and another 10% of the Sponsor Shares will remain unvested at the Closing and become vested upon the commencement or official announcement of any business collaborations facilitated by Sponsor or Sponsor’s affiliates between the Lotus Tech or its applicable affiliates, on the one hand, and any Cooperating Entity, on the other hand.

In addition, at the request of the Lotus Tech, Sponsor will on the Closing Date transfer, directly or indirectly, to one or more shareholders of SPAC up to 5% of the Sponsor Shares as consideration to induce such shareholder(s) of SPAC to waive its redemption rights (including by having such SPAC shareholder enter into, execute and deliver a non-redemption agreement) in connection with SPAC shareholders’ approval of the Business Combination (or approval of the Business Combination and the proposal to extend the deadline by which SPAC must consummate its initial business combination, as mutually agreed between the Lotus Tech and SPAC).

The foregoing description of the Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Sponsor Support Agreement, a copy of which is incorporated by reference into this Annual Report as Exhibit 10.9.

Shareholder Support Agreement

Concurrently with the execution of the Merger Agreement, LCAA, Lotus Tech and certain of the shareholders of Lotus Tech entered into a shareholder support agreement (the “Shareholder Support Agreement”), pursuant to which certain shareholders holding sufficient number, type and classes of the issued and outstanding shares of Lotus Tech to approve the Transactions have each agreed, among other things and subject to the terms and conditions set forth therein: (i) to vote in favor of of the Transactions; (ii) to appear at the shareholders’ meeting of Lotus Tech in person or by proxy for purposes of counting towards a quorum; (iii) to vote against any proposals that would or would be reasonably likely to in any material respect impede the Transactions; (iv) to appoint Lotus Tech as such shareholder’s proxy and attorney-in-fact with respect to approval of the Transactions; and (v) during the interim period and for a period following the Closing, not to transfer any Lotus Tech shares held by such shareholder, subject to certain exceptions.

The foregoing description of the Shareholder Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Shareholder Support Agreement, a copy of which is incorporated by reference into this Annual Report as Exhibit 10.10.

Form of Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, Lotus Tech, LCAA, the Founder Shareholders and potentially certain shareholders of Lotus Tech will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, Lotus Tech will agree to undertake certain resale shelf registration obligations in accordance with the Securities Act and the Founder Shareholders and potentially certain shareholders of Lotus Tech will be granted customary demand and piggyback registration rights.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Registration Rights Agreement, a copy of which is incorporated by reference into this Annual Report as Exhibit 10.11.

Form of Assignment, Assumption and Amendment Agreement

At the Closing, LCAA, Lotus Tech and Continental Stock Transfer & Trust Company (“Continental”) will enter into an assignment, assumption and amendment agreement (the “Assignment, Assumption and Amendment Agreement”) pursuant to which, among other things, LCAA will assign all of its rights, interests and obligations in its existing warrant agreement with Continental (the “Warrant Agreement”) to Lotus Tech, and the Warrant Agreement will be amended to change all references to LCAA to Lotus Tech and so that each warrant will represent the right to receive one whole Lotus Tech Ordinary Share.

The foregoing description of the Assignment, Assumption and Amendment Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Assignment, Assumption and Amendment Agreement, a copy of which is incorporated by reference into this Annual Report as Exhibit 10.12.

Form of Lock-Up Agreement

Prior to the Closing, Lotus Tech will deliver or cause to be delivered (or, with respect to certain shareholders of Lotus Tech that are not parties to the Shareholder Support Agreement, use commercially reasonable efforts to deliver or cause to be delivered) lock-up agreements (each, a “Lock-Up Agreement”) executed by shareholders of Lotus Tech that are not parties to the Shareholder Support Agreement, pursuant to which, among other things, each such Lotus Tech shareholder agrees not to transfer, for the period specified in the Lock-Up Agreements, certain Lotus Tech Ordinary Shares such Lotus Tech shareholder (as applicable) will hold following the Closing, on the terms and subject to the conditions set forth in the Lock-Up Agreement.

The foregoing description of the Lock-Up Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Lock-Up Agreement, a copy of which is incorporated by reference into this Annual Report as Exhibit 10.13.

Letter Agreement

Concurrently with the execution of the Merger Agreement, LCAA and Credit Suisse Securities (USA) LLC, in its capacity as the representative of the underwriters in LCAA’s initial public offering (the “Underwriter”), entered into a letter agreement (the “Letter Agreement”), pursuant to which, the deferred underwriting fee payable to the Underwriter under the Underwriting Agreement, dated March 10, 2021, between LCAA and the Underwriter, is amended.

The foregoing description of the Letter Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Letter Agreement, a copy of which is incorporated by reference into this Annual Report as Exhibit 10.14.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Financial Position

With funds available for a business combination initially in the amount of $294,738,916 , after payment of a total of $5,730,175 underwriting discounts and commissions and $709,897 for other costs and expenses , we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our second amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

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

Redemption Rights for Public Shareholders upon the Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our second amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date or the Additional Extension Date, as applicable, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our second amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our second amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with the Nasdaq rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our second amended and restated memorandum and articles of association:

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need a certain number of public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our second amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date or the Additional Extension Date, as applicable, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our second amended and restated memorandum and articles of association:

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

Limitation on Redemption upon the completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, then, pursuant to our second amended and restated memorandum and articles of association, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the initial public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target by the Extended Date or the Additional Extension Date, as applicable.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our second amended and restated memorandum and articles of association provides that we will have to consummate an initial business combination by the Extended Date or the Additional Extension Date, as applicable. If we have not consummated an initial business combination by the Extended Date or the Additional Extension Date, as applicable, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by the Extended Date or the Additional Extension Date, as applicable. Our second amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by the Extended Date or the Additional Extension Date, as applicable (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed timeframe).

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date or the Additional Extension Date, as applicable, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by the Extended Date or the Additional Extension Date, as applicable, (ii) in connection with a shareholder vote to amend our second amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date or the Additional Extension Date, as applicable, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by the Extended Date or the Additional Extension Date, as applicable, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our second amended and restated memorandum and articles of association, like all provisions of our second amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and If We Fail to Complete Our Initial Business Combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we have not consummated an initial business combination by the Extended Date or the Additional Extension Date, as applicable:

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

If we have not consummated an initial business combination by the Extended Date or the Additional Extension Date, as applicable, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.00 per public share), including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We may be subject to the 1% excise tax instituted under the Inflation Reduction Act of 2022 in connection with redemptions we conduct after December 31, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase we conduct after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination or otherwise inhibit our ability to complete a business combination.

If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.

Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the material weakness in our internal control. Our management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Changes in applicable laws or regulations, or a failure to comply with any applicable laws and regulations, may adversely affect our business, including its ability to negotiate and complete its initial business combination and results of operations.

We are subject to the federal securities laws, the SEC rules and regulations and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including its ability to negotiate and complete its initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs such as us, amending the scope of a safe harbor for financial projections, and increasing the potential liability of certain participants in proposed business combination transactions. These proposed rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete its initial business combination and may increase the costs and time related thereto.

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

Our sponsor will own, on an as-converted basis, 20% of our outstanding ordinary shares immediately following the completion of the initial public offering. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our second amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our sponsor’s founder shares, we would need a certain number of public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

The requirement that we consummate an initial business combination by the Extended Date or the Additional Extension Date, as applicable, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by the Extended Date or the Additional Extension Date, as applicable. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business then we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate an initial business combination by the Extended Date or the Additional Extension Date, as applicable, in which case (unless such date is extended by our shareholders) we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination by the Extended Date or the Additional Extension Date, as applicable. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our second amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our second amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date or the Additional Extension Date, as applicable, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business by the Extended Date or the Additional Extension Date, as applicable, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by the Extended Date or the Additional Extension Date, as applicable, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants also will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on the Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, then, pursuant to our second amended and restated memorandum and articles of association, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate by the Extended Date or the Additional Extension Date, as applicable, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

After the initial public offering, the funds we received outside of the trust account, together with funds we received from loans from our sponsor, its affiliates or members of our management team, are sufficient to allow us to operate at least by the Extended Date or the Additional Extension Date, as applicable, however, we cannot (and in any event subject to any necessary approvals from L Catterton Asia 3) assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by the Extended Date or the Additional Extension Date, as applicable, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is incorporated as an exhibit to this annual report, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

We may pursue business combination opportunities in any sector, except that we will not, under our second amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we are still in the process of searching a suitable business combination target following our acquisition criteria, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Our second amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our second amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our second amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. In addition, our second amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our second amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date or the Additional Extension Date, as applicable, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our second amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution, which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our second amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our second amended and restated memorandum and articles of association provides that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our second amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our sponsor and its permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares upon the closing of the initial public offering (assuming they do not purchase any units in the initial public offering), will participate in any vote to amend our second amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our second amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our second amended and restated memorandum and articles of association.

Our sponsor, officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our second amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date or the Additional Extension Date, as applicable, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our second amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our second amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date or the Additional Extension Date, as applicable, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination by the Extended Date or the Additional Extension Date, as applicable, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after the completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our second amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our second amended and restated memorandum and articles of association will authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 2,000,000 preference shares, par value $0.0001 per share. There are 171,349,126 and 12,837,282 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our second amended and restated memorandum and articles of association. Immediately after the initial public offering, there will be no preference shares issued and outstanding.

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

However, our second amended and restated memorandum and articles of association provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our second amended and restated memorandum and articles of association, like all provisions of our second amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

Provisions in our second amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our second amended and restated memorandum and articles of association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Our corporate affairs will be governed by our second amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedents in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

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

If we have not consummated an initial business combination by the Extended Date or the Additional Extension Date, as applicable, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we have not consummated an initial business combination by the Extended Date or the Additional Extension Date, as applicable, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our second amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait after the Extended Date before the redemption proceeds of our trust account become available to them and they can receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our second amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our second amended and restated memorandum and articles of association. Our second amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

In addition, L Catterton, our sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our second amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

On January 11, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. On March 3, 2021, our sponsor transferred 25,000 founder shares to each of our independent directors, which shares will not be subject to forfeiture in the event the underwriter’s over-allotment option is not exercised. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, on March 10, 2021, we entered into a private placement agreement with our sponsor, pursuant to which our sponsors purchased an aggregate of 5,500,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant, in a private placement that closed simultaneously with the closing of the initial public offering. If we do not consummate an initial business by the Extended Date or the Additional Extension Date, as applicable, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the initial public offering nears, which is the deadline for our consummation of an initial business combination.

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

Upon closing of the initial public offering, our sponsor will own, on an as-converted basis, 20% of our issued and outstanding ordinary shares (assuming it does not purchase any units in the initial public offering). Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our second amended and restated memorandum and articles of association. If our sponsor purchases any units in the initial public offering or if our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors was elected by our sponsor. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Holders

As of December 31, 2022, we had 4 holder of record for our units, 1 holder of record for our shares of Class A common stock, 4 holders of our shares of Class B common stock and 2 holder of our warrants.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved].
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On January 31, 2023, the Company, Lotus Technology Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands (the “Company” or “Lotus Tech”), Lotus Temp Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Lotus Tech (“Merger Sub 1”), and Lotus EV Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Lotus Tech (“Merger Sub 2”) entered into the Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, (i) Merger Sub 1 will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of Lotus Tech (the surviving entity of the First Merger, “Surviving Entity 1”), and (ii) immediately following the consummation of the First Merger, Surviving Entity 1 will merge with and into Merger Sub 2 (the “Second Merger”, and together with the First Merger, collectively, the “Mergers”), with Merger Sub 2 surviving the Second Merger as a wholly owned subsidiary of Lotus Tech ( (the transactions contemplated by the Merger Agreement, including the Mergers, collectively, the “Business Combination”).

On March 10, 2023, the Company held the Extraordinary General Meeting for its shareholders, at which the shareholders approved the amendment the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to the second amended and restated memorandum and articles of association to extend the date by which the Company must (1) consummate a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination, which we refer to as our initial business combination, (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination and (3) redeem all of the public shares sold in the Company’s IPO that was consummated on March 15, 2021 if it fails to complete such initial business combination, from March 15, 2023 (the “Original Termination Date”) to June 15, 2023 (the “Extended Date”) and to allow the board of directors of the Company (“the Board”), without another shareholder vote, to elect to further extend the date to consummate an initial business combination after the Extended Date up to nine times, by an additional month each time, upon five days’ advance written notice prior to the applicable deadline, up to March 15, 2024 (the “Additional Extension Date”) or such earlier date as determined by the Board in its sole discretion (the “Extension”). As a result of the approval of the Extension and the implementation of the Extension, the Sponsor or its designee(s) or affiliate(s) (the “Lender”) shall contribute to the Company as a loan (each loan being referred to herein as a “Contribution”), which was (i) the lesser of (a) $990,000 or (b) $0.09 for each public share that has not been redeemed in accordance with the terms of the Charter for the three-month extension from the Original Termination Date to the Extended Date (the “Initial Extension Contribution”); and thereafter, to the extent necessary and as applicable, shall contribute (ii) the lesser of (a) $330,000 and (b) $0.03 into the trust account for each public share that has not been redeemed in accordance with the terms of the Charter for each subsequent one-month extension from the Extended Date to the Additional Extension Date (the “Subsequent Extension Contribution”) until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination, and (ii) the date that the Initial Extension Contribution and the Subsequent Extension Contribution for each subsequent one-month extension from the Extended Date to the Additional Extension Date, if applicable, have been loaned. Each Contribution will be deposited in the Trust Account within 5 business days of the beginning of the extended period which such Contribution is for. The Contribution(s) will bear no interest and will be repayable by the Company to the Lender upon consummation of an initial business combination. The loans will be forgiven by the Lender if the Company is unable to consummate an initial business combination except to the extent of any available funds held outside of the Trust Account.

In connection with the Extraordinary General Meeting, the holders of 6,867,252 of the Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.22 per share, for an aggregate redemption amount of approximately $70,200,753.82.

Results of Operations

Our business activities from inception to December 31, 2022 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of approximately $10.84 million, which included a gain from the change in fair value of warrant liabilities of $11.28 million, interest income earned on investments held in Trust Account of $4.13 million offset by formation and operating expenses of $4.57 million.

For the period from January 5, 2021 (inception) through December 31, 2021, we had a net income of approximately $5.49 million, which included a gain from the change in fair value of warrant liabilities of $7.22 million, offset by a loss from formation and operating expenses of $1.05 million, interest earned on investments held in Trust Account of $0.02 million and offering cost expense allocated to warrants of $0.70 million.

Our business activities from inception to March 31, 2021 consisted primarily of our formation and completing our IPO, and since the offering through December 31, 2022, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Going Concern

As of December 31, 2022, the Company had $4,523 in its operating bank account. As of December 31, 2022, the Company had a working capital deficit of $3,810,427.

The Company’s liquidity needs up to its IPO were satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of December 31, 2022, there were no amounts outstanding under any working capital loan.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in Note 1, should the Company be unable to complete an initial business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until June 15, 2023 to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by the specified period. If an initial business combination is not consummated by June 15, 2023, there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to complete an initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by June 15, 2023.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than deferred underwriters’ discount of $10,027,806 and amounts owed to the Sponsor of $150,000 under the administrative services agreement.

Critical Accounting Estimates and Policies

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

Warrants Liability

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, ordinary share is classified as shareholders’ equity. Our Class A ordinary share feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, the 28,650,874 Class A ordinary share is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

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

Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act) were not effective as of December 31, 2022, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and process of recording accounts payable and accrued expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments and process of recording accounts payable and accrued expenses. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications and recording of accounts payable and accrued expenses. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the material weakness in our internal control discussed above.

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

Other than the steps taken to remediate the material weakness, there was no change in our internal control over financial reporting that occurred during the period ended December 31, 2022, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our officers and directors are as follows:

Name	Age	Position
Chinta Bhagat	54	Co-Chief Executive Officer and Chairman
Scott Chen	47	Co-Chief Executive Officer and Director
Howard Steyn	49	President
Sanford Martin Litvack	87	Independent Director
Frank N. Newman	80	Independent Director
Anish Melwani	44	Independent Director

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

Sanford Martin Litvack is our independent director. Mr. Litvack has more than six decades of commercial litigation and corporate operations experience in both the private and public sectors.Mr. Litvack is currently a partner of leading boutique trial and arbitration law firm Chaffetz Lindsey as well as a fellow of the American College of Trial Lawyers. Formerly,Mr. Litvack was senior counsel in the litigation department at global law firm Hogan Lovells and an assistant attorney general in charge of the Department of Justice’s antitrust division. Mr. Litvack previously also served as the chief of corporate operations and the vice chairman of the Board of Directors at Disney, where he spearheaded its acquisitions of ABC and ESPN. His boardroom experience also includes a prior directorship at technology company Hewlett Packard.

Mr. Livack earned his B.A. at The University of Connecticut, and received LL.B. degree from Georgetown University Law Center.

Frank N. Newman is our independent director. Mr. Newman has invented an advanced cybersecurity design, holds five patents on its technology, and has been the Chief Executive Officer and Co-founder of PathGuard, Inc. (or its predecessors), the company he established to implement the system, since 2015. From 2011 until December 2018, Mr. Newman served as Chairman of Promontory Financial Group China Ltd., an advisory group for financial institutions and corporations in China. From 2005 to 2010, Mr. Newman served as Chairman and Chief Executive Officer of Shenzhen Development Bank, a national bank in China. Prior to 2005, Mr. Newman served as Chairman, President, and Chief Executive Officer of Bankers Trust and Chief Financial Officer of Bank of America and Wells Fargo Bank. Mr. Newman served as Deputy Secretary of the U.S. Treasury from 1994 to 1995 and as Under Secretary for Domestic Finance from 1993 to 1994. Mr. Newman has authored two books and several articles on economic matters, published in the U.S., mainland China, and Hong Kong. Mr. Newman has served as a director for major public companies, including Bankers Trust Company, Dow Jones, GUS (Great Universal Stores, in the UK), Korea First Bank, and Shenzhen Development Bank. Mr. Newman has also served as a member of the Board of Trustees of Carnegie Hall. Mr. Newman is currently on the board of directors and the audit committee of ParkerVision, Inc and the board of directors of Steiner Leisure Limited.

Mr. Newman earned his B.A. magna cum laude in Economics at Harvard University.

Anish Melwani is our independent director. Mr. Melwani is the Chairman and Chief Executive Officer, LVMH for North America. In this role, he oversees and coordinates the activities of the LVMH Group across more than 75 Maisons. Mr. Melwani is a member of the board of directors for Fresh Cosmetics, Inc., Marc Jacobs Holdings LLC, Colgin Cellars LLC , Starboard Cruise Services, Inc., Tiffany & Co. Prior to joining LVMH in 2015, Mr. Melwani was a Senior Partner in the New York office of McKinsey and Company where he co-led the Global Strategy & Corporate Finance practice and supported clients across industries. At McKinsey since 1999, Mr. Melwani counseled senior executives of leading global companies on issues related to corporate strategy, M&A, alliances, portfolio management and organization. Mr. Melwani worked in McKinsey’s Singapore and Hong Kong offices and was then relocated to the New York office, where he advised leaders of public sector institutions in New York City. Mr. Melwani is a member of the Council on Foreign Relations, the Board of the United Way of New York City where he serves on the Marketing Committee, and the National Retail Federation’s Board of Directors.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our second amended and restated memorandum and articles of association provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

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

Audit Committee

We established an audit committee of the board of directors. Messrs. Litvack, Newman and Melwani serve as members of our audit committee. Our board of directors has determined that each of Messrs. Litvack, Newman and Melwani is independent under the Nasdaq listing standards and applicable SEC rules. Mr. Newman serves as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Newman qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Nominating Committee

We established a nominating committee of our board of directors. The members of our nominating committee are Messrs. Litvack, Newman and Melwani, and Mr. Litvack serves as chairman of the nominating committee. Under the Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Messrs. Litvack, Newman and Melwani is independent.

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

Compensation Committee

We established a compensation committee of our board of directors. The members of our compensation committee are Messrs. Litvack, Newman and Melwani, and Mr. Melwani serves as chairman of the compensation committee.

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Messrs. Litvack, Newman and Melwani is independent. We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the second amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers or directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our second amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Entity’s
Individual	Entity	Business	Affiliation
Chinta Bhagat	L Catterton Asia	Investment	Managing Partner, co-head and Chief Executive Officer
Scott Chen	L Catterton Asia	Investment	Managing Partner, co-head and Chief Investment Officer
Howard Steyn	L Catterton	Investment	Partner
Sanford Martin Litvack	Chaffetz Lindsey LLP	Law Firm	Partner
	Rx Advance Corporation	Biotechnology	Chairman and Chief Marketing Officer
	Zeta Global	Marketing	Co-founder and Vice Chairman
	Misfit Wearables	Technology	Co-founder
Frank Newman	PathGuard, Inc.	Security	Chief Executive Officer and co-founder
Anish Melwani	LVMH	Luxury retail	Chairman and Chief Executive Officer

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our sponsor subscribed for founder shares prior to the date of this Report and will purchase private placement warrants in a transaction that will close simultaneously with the closing of the initial public offering.
●	Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our second amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date or the Additional Extension Date, as applicable, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed timeframe. If we do not complete our initial business combination within the prescribed timeframe, the private placement warrants will expire worthless. Except as described herein, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our second amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our second amended and restated memorandum and articles of association. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

On January 11, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. On March 3, 2021, our sponsor transferred 25,000 founder shares to each of our independent directors, which shares will not be subject to forfeiture in the event the underwriter’s over-allotment option is not exercised. In connection with the vote to approve the Extension Proposal on March 10, 2023, the holders of 6,867,252 Class A ordinary shares of the Company properly exercised their rights to redeem their shares. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued.

		Approximate
	Number of	Percentage
	Shares	of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned(2)	Ordinary Shares
Directors and Officers:
Chinta Bhagat	—	—
Scott Chen	—	—
Howard Steyn	—	—
Sanford Martin Litvack	25,000	*
Frank N. Newman	25,000	*
Anish Melwani	25,000	*
All officers and directors as a group	7,187,500	24.8%
Greater than 5% Holders:
LCA Acquisition Sponsor, LP (our Sponsor)(3)	7,087,718	24.5%
Millennium Management LLC(4)	2,161,031	7.5%
Cowen and Company, LLC(5)	1,779,833	6.1%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 8 Marina View, Asia Square Tower 1 #41-03, Singapore.
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

(4)

According to a Schedule 13G/A jointly filed with the SEC on January 30, 2023 by Integrated Core Strategies (US) LLC, Integrated Assets, Ltd., ICS Opportunities II LLC, ICS Opportunities, Ltd., Millennium International Management LP, Mr. Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander. The securities disclosed herein as potentially beneficially owned by Millennium Management LLC, Millennium Group Management LLC and Mr. Israel A. Englander are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Israel A. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The address of Millennium Group Management LLC is 399 Park Avenue, New York, New York 10022.

(5)

According to Schedule 13G jointly filed with the SEC on March 23, 2023 by Cowen and Company, LLC (“Cowen and Company”) and Cowen Financial Products LLC (“Cowen Financial”) (collectively, the “Cowen Parties”), the business address of such parties is 599 Lexington Ave. New York, NY 10022. The Cowen Parties beneficially hold 1,779,833 Class A ordinary shares. Such securities are held through Cowen and Company which beneficially owned 1,073,228 Class A ordinary shares and Cowen Financial which beneficially owned 706,605 Class A ordinary shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

On August 10, 2022, a former director resigned from the Company and transferred his 25,000 Founder Shares to the Sponsor. On August 10, 2022, the Company appointed a new director and the Sponsor transferred 25,000 Founder Shares to the appointed independent director.

The transfer of the Founders Shares to an independent director, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 25,000 shares granted to the Company’s board of directors was $58,750 or $2.35 per share. The Founders Shares were effectively transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Due to Related Party

Commencing on the date the securities of the Company were first listed on the Nasdaq Capital Market, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services incurred on behalf of members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. A total of $120,000 and $95,000 has been incurred for the year ended December 31, 2022 and for the period from January 5, 2021 (Inception) to December 31, 2021, respectively.

As of December 31, 2022 and 2021, the Company owed the Sponsor $2,108,356 and $30,000, respectively. The due to related party at December 31, 2022 is comprised of approximately $1,958,299 in amounts owed related to expenses the Sponsor paid on behalf of the Company and $150,056 in amounts owed pertaining to administrative services, office space and secretarial support provided by the Sponsor. As of December 31, 2021, the Company also paid the Sponsor $79,992 for offering costs paid on behalf of the Company.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

On April 11, 2022, the Company obtained a commitment from the Sponsor to fund any working capital needs of the Company at least one year from the issuance of these financial statements through loans of up to an aggregate of $500,000.

Item 14.	Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. During the year ended December 31, 2022 and the period from January 5, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $97,400 and $64,375 for the services Marcum performed for interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for audit related fees for the year ended December 31, 2022 and 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

No.	Description of Exhibit
1.1

Underwriting Agreement, dated March 10, 2021, by and among the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-40196) filed with the SEC on March 16, 2021).

2.1

Agreement and Plan of Merger, dated as of January 31, 2023, by and among by and among Lotus Technology, Inc., L Catterton Asia Acquisition Corp, Lotus Temp Limited and Lotus EV Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40196) filed with the SEC on January 31, 2023).

3.1	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253334) filed with the SEC on February 22, 2021
3.2

The Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40196) filed with the SEC on March 14, 2023).

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

No.	Description of Exhibit
10.3

Registration and Shareholder Rights Agreement, dated March 10, 2021, among the Company, LCA Acquisition Sponsor, LP and certain directors of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40196) filed with the SEC on March 16, 2021).

10.4

Letter Agreement, dated March 10, 2021, by and among the Company, LCA Acquisition Sponsor, LP and and Directors and Officers of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40196) filed with the SEC on March 16, 2021).

10.5

Administrative Support Agreement, dated March 10, 2021, by and between the Company and LCA Acquisition Sponsor, LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40196) filed with the SEC on March 16, 2021).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-253334) filed with the SEC on March 3, 2021
10.7

Promissory Note, dated as of January 11, 2021, issued to the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-253334) filed with the SEC on February 22, 2021

10.8

Securities Subscription Agreement, dated as of January 11, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-253334) filed with the SEC on February 22, 2021).

10.9

Sponsor Support Agreement, dated as of January 31, 2023, by and among Lotus Technology, Inc., L Catterton Asia Acquisition Corp, LCA Acquisition Sponsor, LP and certain other shareholders of L Catterton Asia Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40196) filed with the SEC on January 31, 2023).

10.10

Shareholder Support Agreement, dated as of January 31, 2023, by and among Lotus Technology, Inc., L Catterton Asia Acquisition Corp, and certain other shareholders of Lotus Technology, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40196) filed with the SEC on January 31, 2023).

10.11

Form of Registration Rights Agreement, by and among Lotus Technology, Inc., L Catterton Asia Acquisition Corp, LCA Acquisition Sponsor, LP and certain other shareholders of L Catterton Asia Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40196) filed with the SEC on January 31, 2023).

10.12

Form of Assignment, Assumption and Amendment Agreement, by and among Lotus Technology, Inc., L Catterton Asia Acquisition Corp and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40196) filed with the SEC on January 31, 2023).

10.13

Form of Lock-Up Agreement, by and among Lotus Technology, Inc. and certain shareholders of Lotus Technology Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40196) filed with the SEC on January 31, 2023).

10.14

Letter Agreement, dated as of January 31, 2023, by and between L Catterton Asia Acquisition Corp and Credit Suisse Securities (USA) LLC. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40196) filed with the SEC on January 31, 2023).

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

Date: March 31, 2023
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
Scott Chen

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

L CATTERTON ASIA ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders’ and Board of Directors of

L Catterton Asia Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of L Catterton Asia Acquisition Corp (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, shareholders’ (deficit) equity  and cash flows for the year ended December 31, 2022 and for the period from January 5, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for year ended December 31, 2022 and for the period from January 5, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company's business plan is dependent on the completion of a business combination and the Company's cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Additionally, the liquidation deadline is within 12 months of the filing date. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Melville, NY
March 31, 2023

L CATTERTON ASIA ACQUISITION CORP

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS:
Current assets
Cash	$4,523	$591,197
Prepaid expenses	73,008	428,051
Total Current Assets	77,531	1,019,248

Prepaid expense - noncurrent	—	80,919
Marketable securities held in Trust Account	290,664,460	286,531,700
TOTAL ASSETS	$290,741,991	$287,631,867

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,779,602	$309,736
Due to related party	2,108,356	30,000
Total Current Liabilities	3,887,958	339,736
Deferred underwriting fee	10,027,806	10,027,806
Warrant liability	601,483	11,879,289
Total Liabilities	14,517,247	22,246,831

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, 28,650,874 shares at December 31, 2022 and 2021, respectively	290,664,459	286,531,700

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 28,650,874 shares subject to possible redemption) at December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,162,718 shares issued and outstanding at December 31, 2022 and 2021	717	717
Additional paid-in capital	—	—
Accumulated deficit	(14,440,432)	(21,147,381)
Total Shareholders’ Deficit	(14,439,715)	(21,146,664)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$290,741,991	$287,631,867

The accompanying notes are an integral part of the financial statements.

L CATTERTON ASIA ACQUISITION CORP

STATEMENTS OF OPERATIONS

		For the
		Period from
		January 5, 2021
		(Inception)
	Year Ended	through
	December 31,	December 31,
	2022	2021
Formation and operating costs	$4,570,857	$1,054,672
Loss from operations	(4,570,857)	(1,054,672)

Other income:
Interest earned on marketable securities held in Trust Account	4,132,759	22,958
Offering costs allocated to warrants	—	(695,493)
Change in fair value of warrant liability	11,277,806	7,215,278
Total other income, net	15,410,565	6,542,743

Net income	$10,839,708	$5,488,071

Weighted average shares outstanding, Class A ordinary shares	28,650,874	23,083,649
Basic and diluted net income per share, Class A ordinary shares	$0.30	$0.18
Weighted average shares outstanding, Class B ordinary shares	7,162,718	6,844,319
Basic and diluted net income per share, Class B ordinary shares	$0.30	$0.18

The accompanying notes are an integral part of the financial statements.

L CATTERTON ASIA ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE

PERIOD JANUARY 5, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary share issued to initial shareholder	—	—	7,187,500	719	24,281	—	25,000
Forfeiture of Class B ordinary share held by initial shareholders	—	—	(24,782)	(2)	—	2	—
Remeasurement of ordinary share subject to possible redemption	—	—	—	—	(24,281)	(26,635,454)	(26,659,735)
Net income	—	—	—	—	—	(5,000)	(5,000)
Balance - December 31, 2021	—	$—	7,162,718	$717	$—	$(21,147,381)	$(21,146,664)

Net income	—	—	—	—	—	10,839,708	10,839,708

Remeasurement of ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(4,132,759)	(4,132,759)

Balance - December 31, 2022	—	$—	7,162,718	$717	$—	$(14,440,432)	$(14,439,715)

The accompanying notes are an integral part of the financial statements.

L CATTERTON ASIA ACQUISITION CORP

STATEMENTS OF CASH FLOWS

		For the period
		from
		January 5, 2021
	Year	(inception)
	Ended	through
	December 31,	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,839,708	$5,488,071
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,132,759)	(22,958)
Offering costs allocated to warrants	—	695,493
Change in fair value of warrant liability	(11,277,806)	(7,215,278)
Changes in operating assets and liabilities:
Prepaid expenses	435,962	(508,970)
Accounts payable and accrued expenses	1,469,865	309,736
Due to related party	2,078,356	30,000
Net cash flows used in operating activities	(586,674)	(1,223,906)

CASH FLOWS FROM INVESTING ACTIVITIES
Marketable securities held in Trust Account	—	(286,508,742)
Net cash flows used in financing activities	—	(286,508,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters’ fees	—	280,778,566
Proceeds from private placement	—	8,230,176
Proceeds from issuance of shares to initial shareholders	—	25,000
Payment of deferred offering costs	—	(709,897)
Net cash flows provided by financing activities	—	288,323,845
Net Change in Cash	(586,674)	591,197
Cash - Beginning of period	591,197	—
Cash - End of period	$4,523	$591,197

Non-Cash investing and financing activities:
Deferred underwriting commissions payable	$—	$10,027,806
Subsequent remeasurement of Class A ordinary shares subject to possible redemption	$4,132,759	—

The accompanying notes are an integral part of the financial statements.

L CATTERTON ASIA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, its Initial Public Offering (“IPO”), described below, and subsequent to the IPO, identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

L CATTERTON ASIA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

On March 10, 2023, the Company held the Extraordinary General Meeting for its shareholders, at which the shareholders approved the amendment the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to the second amended and restated memorandum and articles of association to extend the date by which the Company must (1) consummate a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination, which we refer to as our initial business combination, (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination and (3) redeem all of the public shares sold in the Company’s IPO that was consummated on March 15, 2021 if it fails to complete such initial business combination, from March 15, 2023 (the “Original Termination Date”) to June 15, 2023 (the “Extended Date”) and to allow the board of directors of the Company (“the Board”), without another shareholder vote, to elect to further extend the date to consummate an initial business combination after the Extended Date up to nine times, by an additional month each time, upon five days’ advance written notice prior to the applicable deadline, up to March 15, 2024 (the “Additional Extension Date”) or such earlier date as determined by the Board in its sole discretion (the “Extension”). As a result of the approval of the Extension and the implementation of the Extension, the Sponsor or its designee(s) or affiliate(s) (the “Lender”) shall contribute to the Company as a loan (each loan being referred to herein as a “Contribution”), which was (i) the lesser of (a) $990,000 or (b) $0.09 for each public share that has not been redeemed in accordance with the terms of the Charter for the three-month extension from the Original Termination Date to the Extended Date (the “Initial Extension Contribution”); and thereafter, to the extent necessary and as applicable, shall contribute (ii) the lesser of (a) $330,000 and (b) $0.03 into the trust account for each public share that has not been redeemed in accordance with the terms of the Charter for each subsequent one-month extension from the Extended Date to the Additional Extension Date (the “Subsequent Extension Contribution”) until the earlier of (i) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination, and (ii) the date that the Initial Extension Contribution and the Subsequent Extension Contribution for each subsequent one-month extension from the Extended Date to the Additional Extension Date, if applicable, have been loaned. Each Contribution will be deposited in the Trust Account within 5 business days of the beginning of the extended period which such Contribution is for. The Contribution(s) will bear no interest and will be repayable by the Company to the Lender upon consummation of an initial business combination. The loans will be forgiven by the Lender if the Company is unable to consummate an initial business combination except to the extent of any available funds held outside of the Trust Account.

In connection with the Extraordinary General Meeting, the holders of 6,867,252 of the Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.22 per share, for an aggregate redemption amount of approximately $70,200,754.

L CATTERTON ASIA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The Company will have until June 15, 2023 (the “Combination Period”) to complete the Business Combination. The Company has the option to extend the Combination Period up to nine times, by an additional month each time, up to March 15, 2024. However, if the Company is unable to complete a Business Combination during the Combination Period or during any extension period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $4,523 in its operating bank account. As of December 31, 2022, the Company had a working capital deficit of $3,810,427.

The Company’s liquidity needs up to its IPO were satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 and offering costs and expenses paid for by related parties (see Note 5). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of December 31, 2022, there were no amounts outstanding under any working capital loan.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the mandatory liquidation and subsequent dissolution, should the Company be unable to complete an initial business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until June 15, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by the specified period. If an initial business combination is not consummated by June 15, 2023, there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to complete an initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by June 15, 2023.

L CATTERTON ASIA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

L CATTERTON ASIA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Marketable Securities Held in Trust Account

The Company had marketable securities held in trust account totaling $290,664,460 and $286,531,700 at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities. The Company’s portfolio of marketable securities held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on investment held in Trust Account. The estimated fair values of the marketable securities held in the Trust Account are determined using available market information.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 2, Note 4, Note 5, Note 7 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, ordinary share is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, the 28,650,874 Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

L CATTERTON ASIA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

As of December 31, 2022, the ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$286,508,742
Less:
Proceeds allocated to Public Warrants	(12,130,642)
Class A ordinary shares issuance costs	(15,772,384)
Plus:
Excess of proceeds over fair value of Private Warrants	1,266,251
Remeasurement of carrying value to redemption value	26,659,735
Class A ordinary shares subject to possible redemption, as of December 31, 2021	286,531,700
Plus:
Remeasurement of carrying value to redemption value	4,132,759
Class A ordinary shares subject to possible redemption, as of December 31, 2022	$290,664,459

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company’s statement of operations applies the two-class method in calculating net income per share. Basic and diluted net income per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income attributable to the Company by the weighted average number of shares of Class A ordinary share and Class B ordinary share outstanding, allocated proportionally to each class of ordinary share.

L CATTERTON ASIA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

		For the period
		from
		January 5,
		2021
		(inception)
	Year Ended	through
	December 31,	December 31,
	2022	2021
Class A Common Stock
Net income allocable to Class A common stock	$8,671,767	$4,232,987

Basic and diluted weighted average shares outstanding	28,650,874	23,083,649
Basic and diluted net income per share	$0.30	$0.18

Class B Common Stock
Net income allocable to Class B common stock	$2,167,941	$1,255,084

Weighted average shares outstanding, basic and diluted	7,162,718	6,844,319
Basic and diluted net income per common share	$0.30	$0.18

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the IPO on March 15, 2021, the Company sold 25,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

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

L CATTERTON ASIA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

On August 10, 2022, a former director resigned from the Company and transferred his 25,000 Founder Shares to the Sponsor. On August 10, 2022, the Company appointed a new director and the Sponsor transferred 25,000 Founder Shares to the appointed independent director. The transfer of the Founders Shares to an independent director, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Due to Related Party

Commencing on the date the securities of the Company were first listed on the Nasdaq Capital Market, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services incurred on behalf of members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. A total of $120,000 and $30,000 has been incurred for the year ended December 31, 2022 and for the period from January 5, 2021 (Inception) to December 31, 2021, respectively.

As of December 31, 2022 and 2021, the Company owed the Sponsor $2,108,356 and $30,000, respectively. The due to related party at December 31, 2022 is comprised of approximately $1,958,300 in amounts owed related to expenses the Sponsor paid on behalf of the Company and $150,056 in amounts owed pertaining to administrative services, office space and secretarial support provided by the Sponsor. As of December 31, 2021, the Company also paid the Sponsor $79,992 for offering costs paid on behalf of the Company.

L CATTERTON ASIA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

On April 11, 2022, and re-issued on January 3, 2023, the Company obtained a commitment from the Sponsor to fund any working capital needs of the Company at least one year from the issuance of these financial statements through loans of up to an aggregate of $500,000.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 2,000,000 preference shares and provide that preference shares may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

L CATTERTON ASIA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Class A Ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no shares issued and outstanding, excluding 28,650,874 shares subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At September 30, 2022, there were 7,162,718 Class B ordinary shares issued and outstanding.

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

L CATTERTON ASIA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 8. RECURRING FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

L CATTERTON ASIA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$290,664,460	$290,664,460	$—	$—
Liabilities:
Public Warrants Liability	$382,012	382,012	—	$—
Private Placement Warrants Liability	219,471	—	—	219,471
	$601,483	$382,012	$—	$219,471

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$286,531,700	$286,531,700	$—	$—
Liabilities:
Public Warrants Liability	$7,544,730	7,544,730	—	$—
Private Placement Warrants Liability	4,334,559	—	—	4,334,559
	$11,879,289	$7,544,730	$—	$4,334,559

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statements of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on March 15, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. As of December 31, 2022 and 2021, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private

L CATTERTON ASIA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Warrants were classified as Level 3 as of December 31, 2022 and 2021 due to the use of unobservable inputs. In the period ending September 30, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants. Transfers between levels are recorded at the end of each reporting period. There were no transfers between levels during the year ended December 31, 2022 and for the period from January 5, 2021 (Inception) through December 31, 2021.The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2022:

	December 31,	December 31,
Inputs	2022	2021
Risk-free interest rate	3.91%	1.29%
Dividend rate	0.0%	0.0%
Expected term (years)	5.21	5.46
Expected volatility	3.6%	15.3%
Share price – asset price	$10.10	$9.73
Exercise price	$11.50	$11.50

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 11, 2022, and re-issued on January 3, 2023, the Company obtained a commitment from the Sponsor to fund any working capital needs of the Company at least one year from the issuance of these financial statements through loans of up to an aggregate of $500,000.

On January 30, 2023, the Company entered into an agreement with a vendor for equity capital market advisor services related to the pending Business Combination.

On January 31, 2023, the Company (or the “SPAC”), Lotus Technology Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands ( “Lotus Tech”), Lotus Temp Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Lotus Tech (“Merger Sub 1”), and Lotus EV Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Lotus Tech (“Merger Sub 2”) entered into the Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, (i) Merger Sub 1 will merge with and into LCAA (the “First Merger”), with the SPAC surviving the First Merger as a wholly owned subsidiary of Lotus Tech (the surviving entity of the First Merger, “Surviving Entity 1”), and (ii) immediately following the consummation of the First Merger, Surviving Entity 1 will merge with and into Merger Sub 2 (the “Second Merger”, and together with the First Merger, collectively, the “Mergers”), with Merger Sub 2 surviving the Second Merger as a wholly owned subsidiary of Lotus Tech ( (the transactions contemplated by the Merger Agreement, including the Mergers, collectively, the “Business Combination”). Capitalized terms in this summary of the Merger Agreement not otherwise defined herein shall have the meanings ascribed to them in the Merger Agreement.

The Business Combination

Pursuant to the Merger Agreement, immediately prior to the effective time of the First Merger (the “First Effective Time”), (i) each of the preferred shares of Lotus Tech that is issued and outstanding immediately prior to such time shall be re-designated and re-classified into one ordinary share par value $0.00001 per share, of Lotus Tech (each, a “Lotus Tech Ordinary Share” and such conversion, the “Preferred Share Conversion”); (ii) the Sixth Amended and Restated Memorandum and Articles of Association of Lotus Tech (the “Amended Company Articles”) shall be adopted and become effective; (iii) immediately following the Preferred Share Conversion, certain authorized but unissued ordinary share of Lotus Tech shall each be re-designated into shares of a par value of US$0.00001 each of such class or classes (however designated) as the board of directors of Lotus Tech may determine in accordance with the Amended Company Articles (the “Re-designation”); and (iv) immediately following the Re-designation, (x) each issued Lotus Tech Ordinary Share shall be recapitalized by way of a repurchase in exchange for issuance of such number of Lotus Tech Ordinary Shares equal to the Recapitalization Factor (as defined below) (the “Recapitalization”); and (y) any options of Lotus

L CATTERTON ASIA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Tech issued and outstanding shall be adjusted such that each such option shall be exercisable for that number of Lotus Tech Ordinary Shares equal to the product of the number of ordinary shares of Lotus Tech subject to such option immediately prior to the Recapitalization multiplied by the Recapitalization Factor, each of (x) and (y) as described further in the Merger Agreement. Actions set forth in clauses (i) through (iv) above are collectively referred to as the “Capital Restructuring.” The “Recapitalization Factor” is a number determined by dividing the Price per Share by $10.00. “Price per Share” is defined in the Merger Agreement as the amount equal to $5,500,000,000 divided by such amount equal to (i) the aggregate number of shares of Lotus Tech (a) that are issued and outstanding immediately prior to the Recapitalization, (b) that are issuable upon the exercise, exchange or conversion of all options and other equity securities of Lotus Tech that are issued and outstanding immediately prior to the Recapitalization (whether or not then vested or exercisable, as applicable, and subject to certain exclusions) minus (ii) shares of Lotus Tech held by Lotus Tech or any of its subsidiaries (if applicable) as treasury shares.

Pursuant to the Merger Agreement, immediately prior to the First Effective Time, each Class B ordinary share, par value $0.0001 per share, of the Company (each, a “SPAC Class B Ordinary Share”) shall be automatically converted into one Class A ordinary share, par value $0.0001 per share, of the Company (each, a “SPAC Class A Ordinary Share”, together with SPAC Class B Ordinary Share, collectively, “SPAC Shares”) (such automatic conversion, the “SPAC Class B Conversion”) and shall no longer be issued and outstanding and shall be cancelled. In addition, at the First Effective Time: (i) each of SPAC’s units (“Units”) (each consisting of one SPAC Class A Ordinary Share and one-third of a SPAC Warrant (as defined below)) issued and outstanding immediately prior to the First Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one SPAC Class A Ordinary Share and one-third of a SPAC Warrant in accordance with the terms of the applicable Unit (the “Unit Separation”); provided that no fractional SPAC Warrant shall be issued in connection with the Unit Separation such that if a holder of such Units would be entitled to receive a fractional SPAC Warrant upon the Unit Separation, the number of SPAC Warrants to be issued to such holder upon the Unit Separation will be rounded down to the nearest whole number of SPAC Warrants; (ii) immediately following the Unit Separation, each SPAC Class A Ordinary Share (including SPAC Class A Ordinary Shares (a) issued in connection with the SPAC Class B Conversion and (b) held as a result of the Unit Separation) and each SPAC Class B Ordinary Share (excluding treasury shares held by SPAC or any of its subsidiaries (if applicable), SPAC Shares that are held by SPAC shareholders that validly exercise their redemption rights, SPAC Shares that are held by SPAC shareholders that exercise and perfect their relevant dissenters’ rights) issued and outstanding immediately prior to the First Effective Time shall be cancelled and cease to exist and each holder thereof shall be entitled to receive one newly issued Lotus Tech Ordinary Share; and (iii) each warrant issued by SPAC to acquire SPAC Class A Ordinary Shares (each, a “SPAC Warrant”) (including the SPAC Warrants held a result of the Unit Separation) outstanding immediately prior to the First Effective Time shall cease to be a warrant with respect to SPAC Shares and be assumed by Lotus Tech and converted into a warrant to purchase one Lotus Tech Ordinary Share, subject to substantially the same terms and conditions prior to the First Effective Time.

Pursuant to the Merger Agreement, (i) at the First Effective Time, each ordinary share, par value US$0.00001 per share, of Merger Sub 1 that is issued and outstanding immediately prior to the First Effective Time shall remain issued and outstanding and continue existing and constitute the only issued and outstanding share capital of Surviving Entity 1 and shall not be affected by the First Merger; (ii) at the Second Effective Time, (a) each ordinary share of Surviving Entity 1 that is issued and outstanding immediately prior to the Second Effective Time will be automatically cancelled and cease to exist without any payment therefor; and (b) each ordinary share, par value US$0.00001 per share, of Merger Sub 2 that is issued and outstanding immediately prior to the Second Effective Time shall remain issued and outstanding and continue existing and constitute the only issued and outstanding share capital of Surviving Entity 2 and shall not be affected by the Second Merger.

Sponsor Support Agreement

Concurrently with the execution of the Merger Agreement, the Company, the Sponsor, certain shareholders of the Company (together with Sponsor, collectively, the “Founder Shareholders”) and Louts Tech entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which each Founder Shareholder has agreed, among other things and subject to the terms and conditions set forth therein: (i) to vote in favor of the Transactions and the other transaction proposals; (ii) to waive anti-dilution rights it held in respect of SPAC Class B Shares under the Amended and Restated Memorandum and Articles of Association of the Company, (iii) to appear at the extraordinary general meeting for purposes of constituting a quorum, (iv) to vote against any proposals that would materially impede the Transactions; (v) to appoint Lotus Tech as the Founder Shareholders’ proxy and attorney-in-fact with respect to approval of the Transactions; (vi) not to redeem any SPAC Shares held by such Founder Shareholder, (vii) not to amend that certain letter agreement between the Company, Sponsor and certain other parties thereto, dated as of March 10, 2021, (viii) during the interim period and for a period following the Closing, not to transfer any SPAC Shares or SPAC Warrants (including any

L CATTERTON ASIA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

SPAC Shares or SPAC Warrants or any securities convertible into or exercisable or exchangeable for any SPAC Shares or SPAC Warrants) acquired by such Founder Shareholder, subject to certain exceptions, including the early-release of SPAC Warrants from post-Closing lock-up as discussed below; and (ix) to unconditionally and irrevocably waive the dissenters’ rights pursuant to the applicable laws in connection with the Transactions and the Merger Agreement.

Sponsor also agreed to use commercially reasonable efforts to (i) cause certain affiliates of Sponsor as may be approved by Lotus Tech from time to time to participate in the PIPE Financing, and (ii) facilitate discussions between Lotus Tech, on the one hand, and entities holding brands that may be approved by Lotus Tech from time to time (each, a “Cooperating Entity”) (including, without limitation, in connection with product development, marketing, customer engagement, retail space, and technology infrastructure development). In connection with the foregoing clause (i), for every one dollar committed by such affiliates of Sponsor as may be approved by Lotus Tech from time to time in the PIPE Financing, one Lotus Tech Warrant held by Sponsor immediately after the First Effective Time will not be subject to the lock-up restrictions under the Sponsor Support Agreement following the Closing.

Some of the SPAC Class B Ordinary Shares held by Sponsor as of the date of the Sponsor Support Agreement (the “Sponsor Shares”) will be subject to forfeiture and earn-out restrictions pursuant to the Sponsor Support Agreement. 20% of the Sponsor Shares will be forfeited unless certain affiliates of Sponsor as may be approved by Lotus Tech from time to time participate in the PIPE Financing, and another 10% of the Sponsor Shares will remain unvested at the Closing and become vested upon the commencement or official announcement of any business collaborations facilitated by Sponsor or Sponsor’s affiliates between Lotus Tech or its applicable affiliates, on the one hand, and any Cooperating Entity, on the other hand.

In addition, at the request of Lotus Tech, Sponsor will on the Closing Date transfer, directly or indirectly, to one or more shareholders of SPAC up to 5% of the Sponsor Shares as consideration to induce such shareholder(s) of SPAC to waive its redemption rights (including by having such SPAC shareholder enter into, execute and deliver a non-redemption agreement) in connection with SPAC shareholders’ approval of the Business Combination (or approval of the Business Combination and the proposal to extend the deadline by which SPAC must consummate its initial business combination, as mutually agreed between the Lotus Tech and SPAC).

Shareholder Support Agreement

Concurrently with the execution of the Merger Agreement, the Company, Lotus Tech and certain of the shareholders of Lotus Tech entered into a shareholder support agreement (the “Shareholder Support Agreement”), pursuant to which certain shareholders holding sufficient number, type and classes of the issued and outstanding shares of Lotus Tech to approve the Transactions have each agreed, among other things and subject to the terms and conditions set forth therein: (i) to vote in favor of of the Transactions; (ii) to appear at the shareholders’ meeting of Lotus Tech in person or by proxy for purposes of counting towards a quorum; (iii) to vote against any proposals that would or would be reasonably likely to in any material respect impede the Transactions; (iv) to appoint Lotus Tech as such shareholder’s proxy and attorney-in-fact with respect to approval of the Transactions; and (v) during the interim period and for a period following the Closing, not to transfer any Lotus Tech shares held by such shareholder, subject to certain exceptions.

Form of Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, Lotus Tech, the Company, the Founder Shareholders and potentially certain shareholders of Lotus Tech will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, Lotus Tech will agree to undertake certain resale shelf registration obligations in accordance with the Securities Act and the Founder Shareholders and potentially certain shareholders of Lotus Tech will be granted customary demand and piggyback registration rights.

Form of Assignment, Assumption and Amendment Agreement

At the Closing, LCAA, Lotus Tech and Continental Stock Transfer & Trust Company (“Continental”) will enter into an assignment, assumption and amendment agreement (the “Assignment, Assumption and Amendment Agreement”) pursuant to which, among other things, the Company will assign all of its rights, interests and obligations in its existing warrant agreement with Continental (the “Warrant Agreement”) to Lotus Tech, and the Warrant Agreement will be amended to change all references to the Company to Lotus Tech and so that each warrant will represent the right to receive one whole Lotus Tech Ordinary Share.

L CATTERTON ASIA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Letter Agreement

Concurrently with the execution of the Merger Agreement, the Company and Credit Suisse Securities (USA) LLC, in its capacity as the representative of the underwriters in the Company’s initial public offering (the “Underwriter”), entered into a letter agreement (the “Letter Agreement”), pursuant to which, the deferred underwriting fee payable to the Underwriter under the Underwriting Agreement, dated March 10, 2021, between the Company and the Underwriter, is amended.

As discussed in Note 1, on March 10, 2023, the Company held the Extraordinary General Meeting for its shareholders, at which the shareholders approved the amendment to the Company’s Charter and the extension. In connection with the Extraordinary General Meeting, holders of 6,867,252 of Class A ordinary shares exercised their right to redeem their shares at a redemption price of approximately $10.22 per share, for an aggregate redemption amount of approximately $70,200,754.

On March 22, 2023, the Sponsor deposited $990,000, on behalf of the Company, to the Trust Account to extend the liquidation date to June 15, 2023.