Form 10-Q
period 2023-03-31
L Catterton Asia Acquisition Corp
filed 2023-05-15
CIK 1841024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, 21,783,622 shares of Class A ordinary shares, par value $0.0001, and 7,162,718 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

L CATTERTON ASIA ACQUISITION CORP

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS:
Current assets
Cash	$4,523	$4,523
Prepaid expenses	69,917	73,008
Total Current Assets	74,440	77,531

Marketable securities held in Trust Account	224,434,836	290,664,460
TOTAL ASSETS	$224,509,276	$290,741,991

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$4,227,857	$1,779,602
Due to related party	3,353,303	2,108,356
Total Current Liabilities	7,581,160	3,887,958

Deferred underwriting fee	7,855,219	10,027,806
Warrant liability	4,687,402	601,483
Total Liabilities	20,123,781	14,517,247

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption, 21,783,622 and 28,650,874 shares at March 31, 2023 and December 31, 2022, respectively	224,434,835	290,664,459

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 21,783,622 and 28,650,874 shares subject to possible redemption) at March 31, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,162,718 shares issued and outstanding at March 31, 2023 and December 31, 2022	717	717
Additional paid-in capital	—	—
Accumulated deficit	(20,050,057)	(14,440,432)
Total Shareholders’ Deficit	(20,049,340)	(14,439,715)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$224,509,276	$290,741,991

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Operating costs	$2,706,293	$1,009,478
Loss from operations	(2,706,293)	(1,009,478)

Other (expense) income:
Interest earned on marketable securities held in Trust Account	2,981,130	28,733
Reduction in deferred underwriter fees	91,756	—
Change in fair value of warrant liability	(4,085,919)	5,714,088
Total other (expense) income, net	(1,013,033)	5,742,821

Net (loss) income	$(3,719,326)	$4,733,343

Weighted average shares outstanding, Class A ordinary shares	26,972,212	28,650,874
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.11)	$0.13
Weighted average shares outstanding, Class B ordinary shares	7,162,718	7,162,718
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.11)	$0.13

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	7,162,718	$717	$—	$(14,440,432)	$(14,439,715)
Reduction in deferred underwriter fee	—	—	—	—	2,080,831	—	2,080,831
Remeasurement of ordinary shares subject to possible redemption to redemption value	—	—	—	—	(2,080,831)	(1,890,299)	(3,971,130)
Net loss	—	—	—	—	—	(3,719,326)	(3,719,326)
Balance as of March 31, 2023	—	$—	7,162,718	$717	$—	$(20,050,057)	$(20,049,340)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,162,718	$717	$—	$(21,147,381)	$(21,146,664)
Net income	—	—	—	—	—	4,733,343	4,733,343
Remeasurement of ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(28,733)	(28,733)
Balance as of March 31, 2022	—	$—	7,162,718	$717	$—	$(16,439,771)	$(16,442,054)

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,719,326)	$4,733,343
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Interest earned on marketable securities held in Trust Account	(2,981,130)	(28,733)
Reduction in deferred underwriter fees	(91,756)	—
Change in fair value of warrant liability	4,085,919	(5,714,088)
Changes in operating assets and liabilities:
Prepaid expenses	3,091	44,519
Accounts payable and accrued expenses	2,448,255	52,336
Due to related party	1,244,947	747,660
Net cash flows provided by (used in) operating activities	990,000	(164,963)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments held in Trust Account	(990,000)	—
Cash withdrawn from Trust Account in connection with redemption	70,200,754	—
Net cash flows provided by financing activities	69,210,754	—

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Class A ordinary shares	(70,200,754)	—
Net cash flows used in financing activities	(70,200,754)	—

Net Change in Cash	—	(164,963)
Cash - Beginning of period	4,523	591,197
Cash - End of period	$4,523	$426,234

Non-Cash investing and financing activities:
Reduction in deferred underwriting fee charged to additional paid in capital	$2,080,831	$—
Subsequent remeasurement of Class A ordinary shares subject to possible redemption	$3,971,130	$28,733

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, its Initial Public Offering (“IPO”), described below, and subsequent to the IPO, identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is LCA Acquisition Sponsor, LP, a Cayman Islands limited partnership (the “Sponsor”).

On January 31, 2023, the Company, Lotus Technology Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands ( “Lotus Tech”), Lotus Temp Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Lotus Tech (“Merger Sub 1”), and Lotus EV Limited, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Lotus Tech (“Merger Sub 2”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). See Note 6.

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

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the Company’s amended and restated memorandum and articles of association, and subject to the requirements of law and regulation, will provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (i) to the Company, until the completion of the initial Business Combination, or (ii) to the Company’s Public Shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its initial Business Combination prior to the extended liquidation date, discussed below, or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A ordinary shares, and (c) the redemption of the Public Shares if the Company has not consummated its Business Combination with the Combination Period, subject to applicable law. Public Shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had $4,523 in its operating bank account. As of March 31, 2023, the Company had a working capital deficit of $7,506,720.

The Company’s liquidity needs up to its IPO were satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 and offering costs and expenses paid for by related parties (see Note 5). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of March 31, 2023, there were no amounts outstanding under any working capital loan.

The Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company obtained a commitment from the Sponsor to fund any working capital needs of the Company at least one year from the issuance of these unaudited condensed financial statements through loans of up to an aggregate of $500,000.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the mandatory liquidation and subsequent dissolution, should the Company be unable to complete an initial business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until June 15, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by the specified period. If an initial business combination is not consummated by June 15, 2023, there will be a mandatory liquidation and subsequent dissolution. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to complete an initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by June 15, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities Held in Trust Account

The Company had marketable securities held in trust account totaling $224,434,836 and $290,664,460 at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.  The Company’s portfolio of marketable securities held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on investment held in Trust Account. The estimated fair values of the marketable securities held in the Trust Account are determined using available market information.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, ordinary share is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the 21,783,622 and 28,650,874, respectively, Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

As of March 31, 2023 and December 31, 2022, the ordinary shares reflected on the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption, as of December 31, 2021	286,531,700
Plus:
Remeasurement of carrying value to redemption value	4,132,759
Class A ordinary shares subject to possible redemption, as of December 31, 2022	$290,664,459
Less:
Redemptions	(70,200,754)
Plus:
Remeasurement of carrying value to redemption value	3,971,130
Class A ordinary shares subject to possible redemption, as of March 31, 2023	$224,434,835

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 15,037,074 ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

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

	For the Three Months Ended
	March 31,
	2023	2022
Class A Common Stock
Net (loss) income allocable to Class A common stock	$(2,938,880)	$3,786,674

Basic and diluted weighted average shares outstanding	26,972,212	28,650,874
Basic and diluted net (loss) income per share	$(0.11)	$0.13

Class B Common Stock
Net (loss) income allocable to Class B common stock	$(780,446)	$946,669

Weighted average shares outstanding, basic and diluted	7,162,718	7,162,718
Basic and diluted net (loss) income per common share	$(0.11)	$0.13

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have an impact on its financial statements.

The Company's management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

On August 10, 2022, a former director resigned from the Company and transferred his 25,000 Founder Shares to the Sponsor. On August 10, 2022, the Company appointed a new director and the Sponsor transferred 25,000 Founder Shares to the appointed independent director. The transfer of the Founders Shares to an independent director, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2023 and December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Due to Related Party

Commencing on the date the securities of the Company were first listed on the Nasdaq Capital Market, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services incurred on behalf of members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. A total of $30,000 has been incurred for the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, the Company owed the Sponsor $3,353,303 and $2,108,356, respectively. The due to related party at March 31, 2023 is comprised of $2,183,247 in amounts owed related to expenses the Sponsor paid on behalf of the Company, $990,000 in amounts owed pertaining to extension and $180,056 in amounts owed pertaining to administrative services, office space and secretarial support provided by the Sponsor. The due to related party at December 31, 2022 is comprised of $1,958,300 in amounts owed related to expenses the Sponsor paid on behalf of the Company and $150,056 in amounts owed pertaining to administrative services, office space and secretarial support provided by the Sponsor.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

On April 11, 2022, and re-issued on April 5, 2023, the Company obtained a commitment from the Sponsor to fund any working capital needs of the Company at least one year from the issuance of these unaudited condensed financial statements through loans of up to an aggregate of $500,000.

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

On March 15, 2021, the Company paid an underwriting discount of $5,000,000, and on March 24, 2021, the Company paid an additional underwriting discount of $730,175 for over-allotment units sold. Additionally, the underwriters are entitled to a deferred fee of $10,027,806. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In connection with the Merger Agreement executed on January 31, 2023, the Company and Credit Suisse Securities (USA) LLC (the “Underwriter”), entered into a letter agreement, pursuant to which the deferred underwriting fee payable to the Underwriter under the Underwriting Agreement, dated March 10, 2021, is amended. In the event the Merger Agreement is consummated, the aggregate amount of the deferred underwriter fee that the Underwriter is entitled to shall be equal to the greater of (a) $5,000,000 and (b) 3.5% of the cash amounts in the Trust Account immediately prior to the closing as defined in the Merger Agreement. As a result, the Company recorded a reduction in the deferred underwriter fee to reflect a deferred underwriter fee equivalent to 3.5% of the value of the Trust Account as of the balance sheet date. The reduction in deferred underwriter fee is recorded in the unaudited condensed statement of operations and statement of changes in shareholders’ deficit.

Merger Agreement

On January 31, 2023, the Company, “Lotus Tech, Merger Sub 1, and Merger Sub 2the Merger Agreement, pursuant to which, among other things, (i) Merger Sub 1 will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of Lotus Tech (the surviving entity of the First Merger, “Surviving Entity 1”), and (ii) immediately following the consummation of the First Merger, Surviving Entity 1 will merge with and into Merger Sub 2 (the “Second Merger”, and together with the First Merger, collectively, the “Mergers”), with Merger Sub 2 surviving the Second Merger as a wholly owned subsidiary of Lotus Tech (the transactions contemplated by the Merger Agreement, including the Mergers, collectively, the “Business Combination”).

The Business Combination

Pursuant to the Merger Agreement, Lotus Tech’s current share structure shall be recapitalized such that its preferred shares, ordinary shares and options shall be redesignated into ordinary shares subject to a recapitalization factor that is determined by dividing the Price per Share by $10.00. “Price per Share” is defined in the Merger Agreement as the amount equal to $5,500,000,000 divided by such amount equal to (i) the aggregate number of shares of Lotus Tech (a) that are issued and outstanding immediately prior to the Recapitalization, (b) that are issuable upon the exercise, exchange or conversion of all options and other equity securities of Lotus Tech that are issued and outstanding immediately prior to the recapitalization (whether or not then vested or exercisable, as applicable, and subject to certain exclusions) minus (ii) shares of Lotus Tech held by Lotus Tech or any of its subsidiaries (if applicable) as treasury shares.

Additionally, (i) all of the Company’s Class B ordinary shares issued and outstanding shall convert to Class A ordinary shares and shall be cancelled and cease to exist with each holder entitled to receive one newly issued Lotus Tech ordinary share; (ii) any of the Company’s outstanding units consisting of one Class A ordinary share and one-third of a public warrant shall automatically detach and the Class A ordinary shares shall be cancelled and cease to exist with each holder entitled to receive one newly issued Lotus Tech Ordinary Share and (iii) each warrant issued by the Company to acquire Class A ordinary shares (including the public warrants held a result of the unit separation) shall cease to be a warrant with respect to Company shares and be assumed by Lotus Tech and converted into a warrant to purchase one Lotus Tech Ordinary Share, subject to substantially the same terms and conditions prior to the Mergers.

Sponsor Support Agreement

Concurrently with the execution of the Merger Agreement, the Company, the Sponsor, certain shareholders of the Company (together with Sponsor, collectively, the “Founder Shareholders”) and Louts Tech entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which each Founder Shareholder has agreed to (i) to vote in favor of the Transactions and the other transaction proposals; (ii) to waive anti-dilution rights it held in respect of the Company’s Class B Shares under the Amended and Restated Memorandum and Articles of Association of the Company, (iii) to appear at the extraordinary general meeting for purposes of constituting a quorum, (iv) to vote against any proposals that would materially impede the transactions; (v) to appoint Lotus Tech as the Founder Shareholders’ proxy and attorney-in-fact with respect to approval of the Transactions; (vi) not to redeem any Company shares held by such Founder Shareholder, (vii) not to transfer any shares during an agreed lock-up period, and (viii) to unconditionally and irrevocably waive the dissenters’ rights pursuant to the applicable laws in connection with the transactions and the Merger Agreement.

Our Sponsor also agreed to use commercially reasonable efforts to (i) cause certain affiliates of Sponsor as may be approved by Lotus Tech from time to time to participate in the PIPE Financing, and (ii) facilitate discussions between Lotus Tech and other entities which may help facilitate product development, marketing, customer engagement, retail space, and technology infrastructure development. For each dollar committed by the Sponsor or its affiliates as part of the PIPE Financing and approved by Lotus Tech, one Lotus Tech Warrant held by Sponsor immediately prior to the Mergers will not be subject to the lock-up restrictions under the Sponsor Support.

Our Sponsor also agreed that some of the Class B Ordinary Shares it held as of the date of the Sponsor Support Agreement will be subject to forfeiture and earn-out restrictions pursuant to the Sponsor Support Agreement. Specifically, 20% of the Class B ordinary shares held by our Sponsor will be forfeited unless certain affiliates of Sponsor as may be approved by Lotus Tech participate in the PIPE Financing, and another 10% of Class B ordinary shares held by our Sponsor are subject to forfeiture until the commencement or official announcement of any business collaborations facilitated by Sponsor or Sponsor’s affiliates between Lotus Tech or its applicable affiliates and other entities to help facilitate product development, marketing, customer engagement, retail space, and technology infrastructure development.

In addition, at the request of Lotus Tech, our Sponsor will transfer, directly or indirectly, to one or more shareholders of the Company up to 5% of the Class B ordinary shares held by our Sponsor as consideration to induce such shareholder(s) of the Company to waive its redemption rights in connection with the Company shareholders’ approval of the Business Combination.

Shareholder Support Agreement

Concurrently with the execution of the Merger Agreement, the Company, Lotus Tech and certain of the shareholders of Lotus Tech entered into a shareholder support agreement (the “Shareholder Support Agreement”), pursuant to which certain shareholders holding sufficient number, type and classes of the issued and outstanding shares of Lotus Tech to approve the Transactions have each agreed, among other things and subject to the terms and conditions set forth therein: (i) to vote in favor of the transaction; (ii) to appear at the shareholders’ meeting of Lotus Tech in person or by proxy for purposes of counting towards a quorum; (iii) to vote against any proposals that would or would be reasonably likely to in any material respect impede the transaction; (iv) to appoint Lotus Tech as such shareholder’s proxy and attorney-in-fact with respect to approval of the transaction; and (v) during the interim period and for a period following the closing of the Merger Agreements, not to transfer any Lotus Tech shares held by such shareholder, subject to certain exceptions.

Form of Registration Rights Agreement

The Merger Agreement contemplates that Lotus Tech, the Company, the Founder Shareholders and potentially certain shareholders of Lotus Tech will enter into a registration rights agreement, pursuant to which, among other things, Lotus Tech will agree to undertake certain resale shelf registration obligations in accordance with the Securities Act and the Founder Shareholders and potentially certain shareholders of Lotus Tech will be granted customary demand and piggyback registration rights.

Form of Assignment, Assumption and Amendment Agreement

At the closing of the Merger Agreements, the Company, Lotus Tech and Continental Stock Transfer & Trust Company (“Continental”) will enter into an assignment, assumption and amendment agreement pursuant to which the Company will assign all of its rights, interests and obligations in its existing warrant agreement with Continental (the “Warrant Agreement”) to Lotus Tech, and the Warrant Agreement will be amended to change all references to the Company to Lotus Tech and so that each warrant will represent the right to receive one whole Lotus Tech Ordinary Share.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 2,000,000 preference shares and provide that preference shares may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no shares issued and outstanding, excluding 21,783,622 and 28,650,874 shares subject to possible redemption, respectively.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At March 31, 2023 and December 31, 2022, there were 7,162,718 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	March 31	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$224,434,836	$224,434,836	$—	$—
Liabilities:
Public Warrants Liability	$1,719,052	1,719,052	—	$—
Private Placement Warrants Liability	2,968,350	—	—	2,968,350
	$4,687,402	$1,719,052	$—	$2,968,350

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$290,664,460	$290,664,460	$—	$—
Liabilities:
Public Warrants Liability	$382,012	382,012	—	$—
Private Placement Warrants Liability	219,471	—	—	219,471
	$601,483	$382,012	$—	$219,471

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed unaudited Statements of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on March 15, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. As of March 31, 2023 and December 31, 2022, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of March 31, 2023 and December 31, 2022 due to the use of unobservable inputs. In the period ending September 30, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants. Transfers between levels are recorded at the end of each reporting period. There were no transfers between levels during the period ended March 31, 2023 and December 31, 2022. The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2023 and December 31, 2022:

	December 31,	March 31,
Inputs	2022	2023
Risk-free interest rate	3.91%	3.53%
Dividend rate	0.0%	0.0%
Expected term (years)	5.21	5.21
Expected volatility	3.6%	1.9%
Share price – asset price	$10.10	$10.23
Exercise price	$11.50	$11.50

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

Our business activities from inception to March 31, 2023 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of approximately $3.7 million, which included a reduction in deferred underwriter fees of approximately $92,000 and interest income earned on investments held in Trust Account of approximately $3.0 million offset by operating expenses of approximately $2.7 million and loss from the change in fair value of warrant liabilities of approximately $4.1 million.

For the three months ended March 31, 2022, we had a net income of approximately $4.7 million, which included a gain from the change in fair value of warrant liabilities of $5.7 million, interest income earned on investments held in Trust Account of $0.03 million offset by operating expenses of $1 million.

Our business activities from inception to March 31, 2021 consisted primarily of our formation and completing our IPO, and since the offering through March 31, 2023, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Going Concern

As of March 31, 2023, the Company had $4,523 in its operating bank account. As of March 31, 2023, the Company had a working capital deficit of $7,506,720.

The Company’s liquidity needs up to its IPO were satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2023, there were no amounts outstanding under any working capital loan.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in Note 1, should the Company be unable to complete an initial business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until June 15, 2023 to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by the specified period. If an initial business combination is not consummated by June 15, 2023, there will be a mandatory liquidation and subsequent dissolution. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to complete an initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by June 15, 2023.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than deferred underwriters’ discount and amounts owed to the Sponsor under the administrative services agreement.

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

There have been no significant changes in our critical accounting policies as discussed in the Annual Report on Form 10-K filed by us with the SEC on March 31, 2023.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, ordinary share is classified as shareholders’ equity. Our Class A ordinary share feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, 21,783,622 and 28,650,874, respectively, of Class A ordinary share is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 15,037,074 ordinary shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented. The Company’s statement of operations applies the two-class method in calculating net income per share. Basic and diluted net income per ordinary share for Class A ordinary share and Class B ordinary share is calculated by dividing net income attributable to the Company by the weighted average number of shares of Class A ordinary share and Class B ordinary share outstanding, allocated proportionally to each class of ordinary share.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have an impact on its financial statements.

The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act) were not effective as of March 31, 2023, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and process of recording accounts payable and accrued expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023.

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

L CATTERTON ASIA ACQUISITION CORP

Date: May 15, 2023		/s/ Chinta Bhagat
	Name:	Chinta Bhagat
	Title:	Co-Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Scott Chen
	Name:	Scott Chen
	Title:	Co-Chief Executive Officer and Director
(Principal Financial and Principal Accounting Officer)