Form 10-Q
period 2023-06-30
L Catterton Asia Acquisition Corp
filed 2023-08-08
CIK 1841024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, 21,783,622 shares of Class A ordinary shares, par value $0.0001, and 7,162,718 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

L CATTERTON ASIA ACQUISITION CORP

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS:
Current assets
Cash	$4,523	$4,523
Prepaid expenses	119,080	73,008
Total Current Assets	123,603	77,531

Marketable securities held in Trust Account	227,333,868	290,664,460
TOTAL ASSETS	$227,457,471	$290,741,991

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$4,105,953	$1,779,602
Due to related party	4,659,040	2,108,356
Total Current Liabilities	8,764,993	3,887,958

Deferred underwriting fee	7,956,685	10,027,806
Warrant liability	4,245,221	601,483
Total Liabilities	20,966,899	14,517,247

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption, 21,783,622 and 28,650,874 shares at June 30, 2023 and December 31, 2022, respectively	227,333,867	290,664,459

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 21,783,622 and 28,650,874 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,162,718 shares issued and outstanding at June 30, 2023 and December 31, 2022	717	717
Additional paid-in capital	—	—
Accumulated deficit	(20,844,012)	(14,440,432)
Total Shareholders’ Deficit	(20,843,295)	(14,439,715)
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT	$227,457,471	$290,741,991

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating costs	$804,670	$509,101	$3,510,963	$1,518,579
Loss from operations	(804,670)	(509,101)	(3,510,963)	(1,518,579)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,569,032	386,915	5,550,162	415,648
Change in deferred underwriter fees	(4,285)	—	87,471	—
Change in fair value of warrant liability	442,181	4,606,625	(3,643,738)	10,320,713
Total other income, net	3,006,928	4,993,540	1,993,895	10,736,361

Net income (loss)	$2,202,258	$4,484,439	$(1,517,068)	$(9,217,782)

Weighted average shares outstanding, Class A ordinary shares	21,783,622	28,650,874	24,363,584	28,650,874
Basic and diluted net income (loss)per share, Class A ordinary shares	$0.08	$0.13	$(0.05)	$0.26
Weighted average shares outstanding, Class B ordinary shares	7,162,718	7,162,718	7,162,718	7,162,718
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.08	$0.13	$(0.05)	$0.26

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	7,162,718	$717	$—	$(14,440,432)	$(14,439,715)
Reduction in deferred underwriter fee	—	—	—	—	2,080,831	—	2,080,831
Remeasurement of ordinary shares subject to possible redemption to redemption value	—	—	—	—	(2,080,831)	(1,890,299)	(3,971,130)
Net loss	—	—	—	—	—	(3,719,326)	(3,719,326)
Balance as of March 31, 2023	—	—	7,162,718	717	—	(20,050,057)	(20,049,340)
Increase in deferred underwriter fee	—	—	—	—	—	(97,181)	(97,181)
Remeasurement of ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(2,899,032)	(2,899,032)
Net income	—	—	—	—	—	2,202,258	2,202,258
Balance as of June 30, 2023	—	$—	7,162,718	$717	$—	$(20,844,012)	$(20,843,295)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,162,718	$717	$—	$(21,147,381)	$(21,146,664)
Net income	—	—	—	—	—	4,733,343	4,733,343
Remeasurement of ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(28,733)	(28,733)
Balance as of March 31, 2022	—	—	7,162,718	717	—	(16,439,771)	(16,442,054)
Net income	—	—	—	—	—	4,484,439	4,484,439
Remeasurement of ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(386,915)	(386,915)
Balance as of June 30, 2022	—	$—	7,162,718	$717	$—	$(12,345,247)	$(12,344,530)

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,517,068)	$9,217,782
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Interest earned on marketable securities held in Trust Account	(5,550,162)	(415,648)
Reduction in deferred underwriter fees	(87,471)	—
Change in fair value of warrant liability	3,643,738	(10,320,713)
Changes in operating assets and liabilities:
Prepaid expenses	(46,072)	176,436
Accounts payable and accrued expenses	2,326,351	71,414
Due to related party	2,550,684	777,660
Net cash flows provided by (used in) operating activities	1,320,000	(493,069)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments held in Trust Account	(1,320,000)	—
Cash withdrawn from Trust Account in connection with redemption	70,200,754	—
Net cash flows provided by financing activities	68,880,754	—

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Class A ordinary shares	(70,200,754)	—
Net cash flows used in financing activities	(70,200,754)	—

Net Change in Cash	—	(493,069)
Cash - Beginning of period	4,523	591,197
Cash - End of period	$4,523	$98,128

Non-Cash investing and financing activities:
Reduction in deferred underwriting	$1,983,650	$—
Subsequent remeasurement of Class A ordinary shares subject to possible redemption	$6,870,162	$415,648

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, its Initial Public Offering (“IPO”), described below, and subsequent to the IPO, identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will provide shareholders (the “Public Shareholders”) of its Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s income taxes, if any, divided by the number of the then-outstanding Public Shares. The amount in the Trust Account is $10.00 per Public Share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

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

On June 5, 2023, the Board approved the extension of the Termination Date for one additional month to July 15, 2023 (the “Second Extension”), authorized the establishment of the extension committee as a committee of the Board (the “Extension Committee”) and delegated the power to approve further extensions of the Termination Date for up to eight additional one-month periods, from July 15, 2023 to March 15, 2024, to the Extension Committee. The Board’s approval of the Second Extension was noticed to shareholders on June 9, 2023. In connection with the Second Extension, LCA Acquisition Sponsor, LP deposited into the trust account $330,000 on June 15, 2023.

On July 5, 2023, the Extension Committee approved the extension of the Termination Date for one additional month to August 15, 2023 (the “Third Extension”) pursuant to its authorization from the Board. The Extension Committee’s approval of the Third Extension was noticed to shareholders on July 10, 2023. In connection with the Third Extension, LCA Acquisition Sponsor, LP or its designee or affiliate expects to deposit into the trust account $330,000 within five business days following July 15, 2023.

The Company will have August 15, 2023 (the “Combination Period”) to complete the Business Combination. The Company has the option to extend the Combination Period up to nine times, by an additional month each time, up to March 15, 2024. However, if the Company is unable to complete a Business Combination during the Combination Period or during any extension period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $4,523 in its operating bank account. As of June 30, 2023, the Company had a working capital deficit of $8,641,390.

The Company’s liquidity needs up to its IPO were satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 and offering costs and expenses paid for by related parties (see Note 5). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of June 30, 2023, there were no amounts outstanding under any working capital loan.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the mandatory liquidation and subsequent dissolution, should the Company be unable to complete an initial business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until August 15, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by the specified period. If an initial business combination is not consummated by August 15, 2023, there will be a mandatory liquidation and subsequent dissolution. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to complete an initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by August 15, 2023.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Marketable Securities Held in Trust Account

The Company had marketable securities held in trust account totaling $227,333,868 and $290,664,460 at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities. The Company’s portfolio of marketable securities held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on investment held in Trust Account. The estimated fair values of the marketable securities held in the Trust Account are determined using available market information.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, ordinary share is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, the 21,783,622 and 28,650,874, respectively, Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

As of June 30, 2023 and December 31, 2022, the ordinary shares reflected on the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption, as of December 31, 2021	$286,531,700
Plus:
Remeasurement of carrying value to redemption value	4,132,759
Class A ordinary shares subject to possible redemption, as of December 31, 2022	$290,664,459
Less:
Redemptions	(70,200,754)
Plus:
Remeasurement of carrying value to redemption value	6,870,162
Class A ordinary shares subject to possible redemption, as of June 30, 2023	$227,333,867

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 15,037,074 ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

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

Reconciliation of Net Income (Loss) per Common Share

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

	For the Three Months Ended
	June 30,
	2023	2022
Class A Common Stock
Net income allocable to Class A common stock	$1,657,313	$3,587,551

Basic and diluted weighted average shares outstanding	21,783,622	28,650,874
Basic and diluted income per share	$0.08	$0.13

Class B Common Stock
Net income allocable to Class B common stock	$544,945	$896,888

Weighted average shares outstanding, basic and diluted	7,162,718	7,162,718
Basic and diluted net income per common share	$0.08	$0.13

	For the Six Months Ended
	June 30,
	2023	2022
Class A Common Stock
Net (loss) income allocable to Class A common stock	$(1,172,393)	$7,374,226

Basic and diluted weighted average shares outstanding	24,363,584	28,650,874
Basic and diluted (loss) income per share	$(0.05)	$0.26

Class B Common Stock
Net (loss) income allocable to Class B common stock	$(344,675)	$1,843,556

Weighted average shares outstanding, basic and diluted	7,162,718	7,162,718
Basic and diluted net (loss) income per common share	$(0.05)	$0.26

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

On August 10, 2022, a former director resigned from the Company and transferred his 25,000 Founder Shares to the Sponsor. On August 10, 2022, the Company appointed a new director and the Sponsor transferred 25,000 Founder Shares to the appointed independent director. The transfer of the Founders Shares to an independent director, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of June 30, 2023 and December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Due to Related Party

Commencing on the date the securities of the Company were first listed on the Nasdaq Capital Market, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services incurred on behalf of members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. A total of $30,000 and $60,000 has been incurred for the three and six months ended June 30, 2023, respectively, and $30,000 and $60,000 has been incurred for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023 and December 31, 2022, the Company owed the Sponsor $4,659,040 and $2,108,356, respectively. The due to related party at June 30, 2023 is comprised of $3,128,984 in amounts owed related to expenses the Sponsor paid on behalf of the Company, $1,320,000 in amounts owed pertaining to extension and $210,056 in amounts owed pertaining to administrative services, office space and secretarial support provided by the Sponsor. The due to related party at December 31, 2022 is comprised of $1,958,300 in amounts owed related to expenses the Sponsor paid on behalf of the Company and $150,056 in amounts owed pertaining to administrative services, office space and secretarial support provided by the Sponsor.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

Lock-Up Agreement

On May 17, 2023, in connection with the proposed business combination, the Company and Lotus Tech entered into lock-up agreements (each, a “Lock-Up Agreement”) with certain shareholders of Lotus Tech that are not parties to the Shareholder Support Agreement, pursuant to which, among other things, such shareholders have each agreed that, for a period of six months following the Closing, such shareholders would not transfer certain Lotus Tech shares that such shareholder will hold following the Closing, on the terms and subject to the conditions set forth in the Lock-Up Agreement.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 2,000,000 preference shares and provide that preference shares may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were no shares issued and outstanding, excluding 21,783,622 and 28,650,874 shares subject to possible redemption, respectively.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At June 30, 2023 and December 31, 2022, there were 7,162,718 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$227,333,868	$227,333,868	$—	$—
Liabilities:
Public Warrants Liability	$1,556,697	1,556,697	—	$—
Private Placement Warrants Liability	2,688,524	—	—	2,688,524
	$4,245,221	$1,556,697	$—	$2,688,524

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$290,664,460	$290,664,460	$—	$—
Liabilities:
Public Warrants Liability	$382,012	382,012	—	$—
Private Placement Warrants Liability	219,471	—	—	219,471
	$601,483	$382,012	$—	$219,471

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed unaudited Statements of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on March 15, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. As of June 30, 2023 and December 31, 2022, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of June 30, 2023 and December 31, 2022 due to the use of unobservable inputs. In the period ending September 30, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants. Transfers between levels are recorded at the end of each reporting period. There were no transfers between levels during the period ended June 30, 2023 and December 31, 2022. The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2023 and December 31, 2022:

	December 31,	June 30,
Inputs	2022	2023
Risk-free interest rate	3.91%	4.02%
Dividend rate	0.0%	0.0%
Expected term (years)	5.21	5.35
Expected volatility	3.6%	4.00%
Share price – asset price	$10.10	$10.46
Exercise price	$11.50	$11.50

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 5, 2023, the Extension Committee approved the extension of the Termination Date for one additional month to August 15, 2023 (the “Third Extension”) pursuant to its authorization from the Board. The Extension Committee’s approval of the Third Extension was noticed to shareholders on July 10, 2023. In connection with the Third Extension, LCA Acquisition Sponsor, LP or its designee or affiliate expects to deposit into the trust account $330,000 within five business days following July 15, 2023.

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

Results of Operations

Our business activities from inception to June 30, 2023 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of approximately $2.2 million, which included interest income earned on investments held in Trust Account of approximately $2.6 million and gain from the change in fair value of warrant liabilities of approximately $442,000, offset by operating expenses of approximately $805,000 and a change in deferred underwriter fees of approximately $4,000.

For the three months ended June 30, 2022, we had net income of approximately $4.5 million, which included a gain from the change in fair value of warrant liabilities of $4.6 million, interest income earned on investments held in Trust Account of approximately $387,000 offset by operating expenses of approximately $509,000.

For the six months ended June 30, 2023, we had a net loss of approximately $1.5 million, which included a loss from the change in fair value of warrant liabilities of approximately $3.6 million and operating expenses of approximately $3.5 million, offset by the change in deferred underwriter fees of approximately $87,000 and interest income earned on investments held in Trust Account of approximately $5.6 million.

For the six months ended June 30, 2022, we had net income of approximately $9.2 million, which included a gain from the change in fair value of warrant liabilities of $10.3 million, interest income earned on investments held in Trust Account of approximately $416,000, offset by operating expenses of $1.5 million.

Our business activities from inception to March 31, 2021 consisted primarily of our formation and completing our IPO, and since the offering through June 30, 2023, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Going Concern

As of June 30, 2023, the Company had $4,523 in its operating bank account. As of June 30, 2023, the Company had a working capital deficit of $8,641,390.

The Company’s liquidity needs up to its IPO were satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2023, there were no amounts outstanding under any working capital loan.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in Note 1, should the Company be unable to complete an initial business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until August 15, 2023 to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by the specified period. If an initial business combination is not consummated by August 15, 2023, there will be a mandatory liquidation and subsequent dissolution. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to complete an initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by August 15, 2023.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, ordinary share is classified as shareholders’ equity. Our Class A ordinary share feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 21,783,622 and 28,650,874, respectively, of Class A ordinary share is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 15,037,074 ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income per ordinary share for the period presented. The Company’s statement of operations applies the two-class method in calculating net income per share. Basic and diluted net income (loss) per ordinary share for Class A ordinary share and Class B ordinary share is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A ordinary share and Class B ordinary share outstanding, allocated proportionally to each class of ordinary share.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act) were not effective as of June 30, 2023, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and process of recording accounts payable and accrued expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on June 30, 2023.

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

L CATTERTON ASIA ACQUISITION CORP

Date: August 8, 2023		/s/ Chinta Bhagat
	Name:	Chinta Bhagat
	Title:	Co-Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Scott Chen
	Name:	Scott Chen
	Title:	Co-Chief Executive Officer and Director
(Principal Financial and Principal Accounting Officer)