Form 10-Q
period 2023-09-30
L Catterton Asia Acquisition Corp
filed 2023-11-14
CIK 1841024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, 21,783,622 shares of Class A ordinary shares, par value $0.0001, and 7,162,718 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

L CATTERTON ASIA ACQUISITION CORP

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS:
Current assets
Cash	$4,523	$4,523
Prepaid expenses	24,417	73,008
Total Current Assets	28,940	77,531

Marketable securities held in Trust Account	231,012,367	290,664,460
TOTAL ASSETS	$231,041,307	$290,741,991

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$4,692,816	$1,779,602
Due to related party	6,122,475	2,108,356
Total Current Liabilities	10,815,291	3,887,958

Deferred underwriting fee	8,085,433	10,027,806
Warrant liability	4,505,328	601,483
Total Liabilities	23,406,052	14,517,247

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption, 21,783,622 and 28,650,874 shares at September 30, 2023 and December 31, 2022, respectively	231,012,366	290,664,459

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 21,783,622 and 28,650,874 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,162,718 shares issued and outstanding at September 30, 2023 and December 31, 2022	717	717
Additional paid-in capital	—	—
Accumulated deficit	(23,377,828)	(14,440,432)
Total Shareholders’ Deficit	(23,377,111)	(14,439,715)
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT	$231,041,307	$290,741,991

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating costs	$1,154,961	$1,681,305	$4,665,924	$3,199,884
Loss from operations	(1,154,961)	(1,681,305)	(4,665,924)	(3,199,884)

Other income:
Interest earned on marketable securities held in Trust Account	2,688,499	1,293,284	8,238,661	1,708,932
Change in deferred underwriter fees	(5,438)	—	82,033	—
Change in fair value of warrant liability	(260,107)	957,093	(3,903,845)	11,277,806
Total other income, net	2,422,954	2,250,377	4,416,849	12,986,738

Net income (loss)	$1,267,993	$569,072	$(249,075)	$9,786,854

Weighted average shares outstanding, Class A ordinary shares	21,783,622	28,650,874	23,494,146	28,650,874
Basic and diluted net income (loss)per share, Class A ordinary shares	$0.04	$0.02	$(0.01)	$0.27
Weighted average shares outstanding, Class B ordinary shares	7,162,718	7,162,718	7,162,718	7,162,718
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.04	$0.02	$(0.01)	$0.27

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	7,162,718	$717	$—	$(14,440,432)	$(14,439,715)
Reduction in deferred underwriter fee	—	—	—	—	2,080,831	—	2,080,831
Remeasurement of ordinary shares subject to possible redemption to redemption value	—	—	—	—	(2,080,831)	(1,890,299)	(3,971,130)
Net loss	—	—	—	—	—	(3,719,326)	(3,719,326)
Balance as of March 31, 2023	—	—	7,162,718	717	—	(20,050,057)	(20,049,340)
Increase in deferred underwriter fee	—	—	—	—	—	(97,181)	(97,181)
Remeasurement of ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(2,899,032)	(2,899,032)
Net income	—	—	—	—	—	2,202,258	2,202,258
Balance as of June 30, 2023	—	$—	7,162,718	$717	$—	$(20,844,012)	$(20,843,295)
Increase in deferred underwriter fee	—	—	—	—	—	(123,310)	(123,310)
Remeasurement of ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(3,678,499)	(3,678,499)
Net income	—	—	—	—	—	1,267,993	1,267,993
Balance as of September 30, 2023	—	$—	7,162,718	$717	$—	$(23,377,828)	$(23,377,111)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,162,718	$717	$—	$(21,147,381)	$(21,146,664)
Net income	—	—	—	—	—	4,733,343	4,733,343
Remeasurement of ordinary shares subject to possible redemption for interest income	—	—	—	—	—	(28,733)	(28,733)
Balance as of March 31, 2022	—	$—	7,162,718	$717	$—	$(16,442,771)	$(16,442,054)
Net income	—	—	—	—	—	4,484,439	4,484,439
Remeasurement of ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(386,915)	(386,915)
Balance as of June 30, 2022	—	$—	7,162,718	$717	$—	$(12,345,247)	$(12,344,530)
Net income	—	—	—	—	—	569,072	569,072
Remeasurement of ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(1,293,284)	(1,293,284)
Balance as of September 30, 2022	—	$—	7,162,718	$717	$—	$(13,069,459)	$(13,068,742)

The accompanying notes are an integral part of these unaudited financial statements.

L CATTERTON ASIA ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(249,075)	$9,786,854
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Interest earned on marketable securities held in Trust Account	(8,238,661)	(1,708,932)
Reduction in deferred underwriter fees	(82,033)	—
Change in fair value of warrant liability	3,903,845	(11,277,806)
Changes in operating assets and liabilities:
Prepaid expenses	48,591	306,199
Accounts payable and accrued expenses	2,913,214	889,653
Due to related party	4,014,119	1,479,830
Net cash flows provided by (used in) operating activities	2,310,000	(524,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments held in Trust Account	(2,310,000)	—
Cash withdrawn from Trust Account in connection with redemption	70,200,754	—
Net cash flows provided by financing activities	67,890,754	—

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Class A ordinary shares	(70,200,754)	—
Net cash flows used in financing activities	(70,200,754)	—

Net Change in Cash	—	(524,202)
Cash - Beginning of period	4,523	591,197
Cash - End of period	$4,523	$66,995

Non-Cash investing and financing activities:
Reduction in deferred underwriting	$(2,080,831)	$(2,080,831)
Subsequent remeasurement of Class A ordinary shares subject to possible redemption	$10,548,661	$1,708,932

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

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation, its Initial Public Offering (“IPO”), described below, and subsequent to the IPO, identifying and evaluating prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On June 5, 2023, the Board approved the extension of the Termination Date for one additional month to July 15, 2023 (the “Second Extension”), authorized the establishment of the extension committee as a committee of the Board (the “Extension Committee”) and delegated the power to approve further extensions of the Termination Date for up to eight additional one-month periods, from July 15, 2023 to March 15, 2024, to the Extension Committee. In connection with the monthly extensions, LCA Acquisition Sponsor, LP deposits into the trust account $330,000 per monthly extension. The Board approved the monthly extension through December 15, 2023.

The Company will have December 15, 2023 (the “Combination Period”) to complete the Business Combination. The Company has the option to extend the Combination Period up to nine times, by an additional month each time, up to March 15, 2024. However, if the Company is unable to complete a Business Combination during the Combination Period or during any extension period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern

As of September 30, 2023, the Company had $4,523 in its operating bank account. As of September 30, 2023, the Company had a working capital deficit of $10,786,351.

The Company’s liquidity needs up to its IPO were satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 and offering costs and expenses paid for by related parties (see Note 5). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of September 30, 2023, there were no amounts outstanding under any working capital loan.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the mandatory liquidation and subsequent dissolution, should the Company be unable to complete an initial business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 15, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by the specified period. If an initial business combination is not consummated by December 15, 2023, there will be a mandatory liquidation and subsequent dissolution. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to complete an initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by December 15, 2023.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Marketable Securities Held in Trust Account

The Company had marketable securities held in trust account totaling $231,012,367 and $290,664,460 at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities. The Company’s portfolio of marketable securities held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on investment held in Trust Account. The estimated fair values of the marketable securities held in the Trust Account are determined using available market information.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, ordinary share is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, the 21,783,622 and 28,650,874, respectively, Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2023 and December 31, 2022, the ordinary shares reflected on the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption, as of December 31, 2021	$286,531,700
Plus:
Remeasurement of carrying value to redemption value	4,132,759
Class A ordinary shares subject to possible redemption, as of December 31, 2022	$290,664,459
Less:
Redemptions	(70,200,754)
Plus:
Remeasurement of carrying value to redemption value	10,548,661
Class A ordinary shares subject to possible redemption, as of September 30, 2023	$231,012,366

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

	For the Three Months Ended
	September 30,
	2023	2022
Class A Common Stock
Net income allocable to Class A common stock	$954,230	$455,258

Basic and diluted weighted average shares outstanding	21,783,622	28,650,874
Basic and diluted income per share	$0.04	$0.02

Class B Common Stock
Net income allocable to Class B common stock	$313,763	$113,814

Weighted average shares outstanding, basic and diluted	7,162,718	7,162,718
Basic and diluted net income per common share	$0.04	$0.02

	For the Nine Months Ended
	September 30,
	2023	2022
Class A Common Stock
Net (loss) income allocable to Class A common stock	$(190,881)	$7,829,483

Basic and diluted weighted average shares outstanding	23,494,146	28,650,874
Basic and diluted (loss) income per share	$(0.01)	$0.27

Class B Common Stock
Net (loss) income allocable to Class B common stock	$(58,194)	$1,957,371

Weighted average shares outstanding, basic and diluted	7,162,718	7,162,718
Basic and diluted net (loss) income per common share	$(0.01)	$0.27

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

On August 10, 2022, a former director resigned from the Company and transferred his 25,000 Founder Shares to the Sponsor. On August 10, 2022, the Company appointed a new director and the Sponsor transferred 25,000 Founder Shares to the appointed independent director. The transfer of the Founders Shares to an independent director, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of September 30, 2023 and December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Due to Related Party

Commencing on the date the securities of the Company were first listed on the Nasdaq Capital Market, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services incurred on behalf of members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. A total of $30,000 and $90,000 has been incurred for the three and nine months ended September 30, 2023, respectively, and $30,000 and $90,000 has been incurred for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023 and December 31, 2022, the Company owed the Sponsor $6,122,475 and $2,108,356, respectively. The due to related party at September 30, 2023 is comprised of $3,572,419 in amounts owed related to expenses the Sponsor paid on behalf of the Company, $2,310,000 in amounts owed pertaining to extension and $240,056 in amounts owed pertaining to administrative services, office space and secretarial support provided by the Sponsor. The due to related party at December 31, 2022 is comprised of $1,958,300 in amounts owed related to expenses the Sponsor paid on behalf of the Company and $150,056 in amounts owed pertaining to administrative services, office space and secretarial support provided by the Sponsor.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

On April 11, 2022, and re-issued on October 2, 2023, the Company obtained a commitment from the Sponsor to fund any working capital needs of the Company at least one year from the issuance of these unaudited condensed financial statements through loans of up to an aggregate of $500,000.

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

On October 16, 2023, the Company and the Underwriter terminated the letter agreement effective immediately. The Underwriter also waived its entitlement to payment of the deferred discount and therefore no longer payable in the event that the Company completes as Business Combination.

Merger Agreement

On January 31, 2023, the Company, Lotus Tech, Merger Sub 1, and Merger Sub 2 entered into the Merger Agreement, pursuant to which, among other things, (i) Merger Sub 1 will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of Lotus Tech (the surviving entity of the First Merger, “Surviving Entity 1”), and (ii) immediately following the consummation of the First Merger, Surviving Entity 1 will merge with and into Merger Sub 2 (the “Second Merger”, and together with the First Merger, collectively, the “Mergers”), with Merger Sub 2 surviving the Second Merger as a wholly owned subsidiary of Lotus Tech (the transactions contemplated by the Merger Agreement, including the Mergers, collectively, the “Business Combination”).

On October 11, 2023, the Company, Lotus Tech, Merger Sub 1 and Merger Sub 2 entered into the First Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”), pursuant to which the Original Merger Agreement was amended and restated to provide, among other things, that Lotus Tech shall cause a sponsored American depositary share facility to be established with a reputable depositary bank reasonably acceptable to the Company (the “Depositary Bank”) for the purpose of issuing and distributing the American depositary shares of the Lotus Tech (the “Lotus Tech ADSs”), each duly and validly issued against the deposit of one (1) underlying ordinary share of the Lotus Tech, par value $0.00001 per share (the “Lotus Tech Ordinary Share”) deposited with the Depositary Bank in accordance with the deposit agreement to be entered into between the Lotus Tech and the Depositary Bank.

Pursuant to the Amended Merger Agreement, immediately prior to the effective time of the First Merger (the “First Effective Time”), each Class B ordinary share, par value $0.0001 per share, of the Company (each, a “Class B Ordinary Share”) shall be automatically converted into one Class A ordinary share, par value $0.0001 per share, of the Company (each, a “Class A Ordinary Share”, together with Class B Ordinary Share, collectively, “Company Shares”) (such automatic conversion, the “Company Class B Conversion”) and shall no longer be issued and outstanding and shall be cancelled. In addition, at the First Effective Time: (i) each of the Company’s units (“Units”) (each consisting of one Class A Ordinary Share and one-third of a Warrant (as defined below)) issued and outstanding immediately prior to the First Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one Class A Ordinary Share and one-third of a Warrant in accordance with the terms of the applicable Unit (the “Unit Separation”); provided that no fractional Warrant shall be issued in connection with the Unit Separation such that if a holder of such Units would be entitled to receive a fractional Warrant upon the Unit Separation, the number of Warrants to be issued to such holder upon the Unit Separation will be rounded down to the nearest whole number of Warrants; (ii) immediately following the Unit Separation, each Class A Ordinary Share (including Class A Ordinary Shares (a) issued in connection with the Class B Conversion and (b) held as a result of the Unit Separation) issued and outstanding immediately prior to the First Effective Time (other than treasury shares held by the Company or any of its subsidiaries (if applicable), Company Shares that are held by the Company’s shareholders that validly exercise their redemption rights, Company Shares that are held by the Company shareholders that exercise and perfect their relevant dissenters’ rights and Company Shares that are held by the Founder Shareholders (as defined below)) shall automatically be cancelled and cease to exist in exchange for the right to receive one Lotus Tech ADS; (iii) each Company Share issued and outstanding immediately prior to the First Effective Time held by the Founder Shareholders shall automatically be cancelled and cease to exist in exchange for the right to receive one Lotus Tech Ordinary Share; and (iv) each warrant issued by the Company to acquire Class A Ordinary Shares (each, a “Warrant”) (including the Warrants held a result of the Unit Separation) outstanding immediately prior to the First Effective Time shall cease to be a warrant with respect to Company Shares and be assumed by Lotus Tech and converted into a warrant to purchase one Lotus Tech Ordinary Share in the form of Lotus Tech ADS (each, a “Lotus Tech Warrant”), subject to substantially the same terms and conditions as were applicable to Warrants prior to the First Effective Time.

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

In connection with the parties’ entry into the Amended Merger Agreement, the previously agreed form of the assignment, assumption and amendment agreement (as amended, the “Assignment, Assumption and Amendment Agreement”) was amended, such that, at the Closing, the Company, Lotus Tech, Continental Stock Transfer & Trust Company (“Continental”) and Equiniti Trust Company, LLC (“Equiniti”) will enter into the Assignment, Assumption and Amendment Agreement, pursuant to which, among other things, (i) the Company will assign to Lotus Tech all of its rights, interests, and obligations in and under its existing warrant agreement with Continental (the “Warrant Agreement”), (ii) Equiniti will be engaged to act as the warrant agent for Lotus Tech, (iii) Continental, as the warrant agent for the Company, will assign to Equiniti all of its rights, interests, and obligations in and under the Warrant Agreement, and (iv) the Warrant Agreement will be amended (a) to change all references to Warrants (as such term is defined therein) to Lotus Tech Warrants, and all references to Ordinary Shares underlying such warrants to Lotus Tech Ordinary Shares in the form of Lotus Tech ADSs and (b) to cause each outstanding Lotus Tech Warrant to represent the right to receive, from the Closing, one whole Lotus Tech Ordinary Share in the form of one Lotus Tech ADS.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 2,000,000 preference shares and provide that preference shares may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were no shares issued and outstanding, excluding 21,783,622 and 28,650,874 shares subject to possible redemption, respectively.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At September 30, 2023 and December 31, 2022, there were 7,162,718 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$231,012,367	$231,012,367	$—	$—
Liabilities:
Public Warrants Liability	$1,652,200	1,652,200	—	$—
Private Placement Warrants Liability	2,853,128	—	—	2,853,128
	$4,505,328	$1,652,200	$—	$2,853,128

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$290,664,460	$290,664,460	$—	$—
Liabilities:
Public Warrants Liability	$382,012	382,012	—	$—
Private Placement Warrants Liability	219,471	—	—	219,471
	$601,483	$382,012	$—	$219,471

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed unaudited Statements of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on March 15, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. As of September 30, 2023 and December 31, 2022, the fair value for the Private Warrants was estimated using a Monte Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date, and the Private Warrants were classified as Level 3 as of September 30, 2023 and December 31, 2022 due to the use of unobservable inputs. In the period ending September 30, 2021, the Public Warrants were reclassified from a Level 3 to a Level 1 classification due to use of the observed trading price of the separated Public Warrants. Transfers between levels are recorded at the end of each reporting period. There were no transfers between levels during the period ended September 30, 2023 and December 31, 2022. The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2023 and December 31, 2022:

	December 31,	September 30,
Inputs	2022	2023
Risk-free interest rate	3.91%	4.50%
Dividend rate	0.0%	0.0%
Expected term (years)	5.21	5.23
Expected volatility	3.6%	5.2%
Share price – asset price	$10.10	$10.67
Exercise price	$11.50	$11.50

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

On October 5, 2023, the Extension Committee approved the extension of the Termination Date for one additional month to November 15, 2023. In connection with the extension, to the Sponsor deposited $330,000 into the trust account.

On November 6, 2023, the Extension Committee approved the extension of the Termination Date for one additional month to December 15, 2023. In connection with the extension, to the Sponsor deposited $330,000 into the trust account.

On November 13, 2023, the Company, the Founder Shareholders, and Lotus Tech entered into an Amendment to Sponsor Support Agreement (the “Amendment”). The Amendment reflects deletion of the Sponsor Shares Forfeiture Mechanism and provides that, in addition to the Sponsor Earn-Out Shares, all or a portion of (as reasonably determined by Lotus Tech in good faith) an additional 20% of the Sponsor Shares (the “Additional Sponsor Earn-Out Shares”) would become vested upon each occurrence of any vesting event within eighteen (18) months of the Closing. The vesting events for the Additional Sponsor Earn-Out Shares are (a) the commencement or official announcement of any additional Business Collaboration and (b) an approved commitment to invest in Lotus Tech or one of its subsidiaries by an investor introduced or facilitated by Sponsor or its affiliates. Any Additional Sponsor Earn-Out Shares that have not become vested by the end of such eighteen (18)-month period would be forfeited to Lotus Tech and cancelled.

Pursuant to the Merger Agreement, the Company has designated Anish Melwani, the Chairman and Chief Executive Officer of LVMH for North America and an independent director of the Company to be a director on the board of directors of Lotus Tech with effect immediately following the Closing (the “Appointment”). Lotus Tech has acknowledged and agreed that, upon the effectiveness of the Appointment, a Business Collaboration will have occurred and as a result, the Sponsor Earn-Out Shares are expected to become vested immediately following the Closing.

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

Recent Developments

On January 31, 2023, the Company, Lotus Tech, Merger Sub 1, and Merger Sub 2the Merger Agreement, pursuant to which, among other things, (i) Merger Sub 1 will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of Lotus Tech (the surviving entity of the First Merger, “Surviving Entity 1”), and (ii) immediately following the consummation of the First Merger, Surviving Entity 1 will merge with and into Merger Sub 2 (the “Second Merger”, and together with the First Merger, collectively, the “Mergers”), with Merger Sub 2 surviving the Second Merger as a wholly owned subsidiary of Lotus Tech (the transactions contemplated by the Merger Agreement, including the Mergers, collectively, the “Business Combination”).

On October 11, 2023, the Company, Lotus Tech, Merger Sub 1 and Merger Sub 2 entered into the First Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”), pursuant to which the Original Merger Agreement was amended and restated to provide, among other things, that Lotus Tech shall cause a sponsored American depositary share facility to be established with a reputable depositary bank reasonably acceptable to the Company (the “Depositary Bank”) for the purpose of issuing and distributing the American depositary shares of the Lotus Tech (the “Lotus Tech ADSs”), each duly and validly issued against the deposit of one (1) underlying ordinary share of the Lotus Tech, par value $0.00001 per share (the “Lotus Tech Ordinary Share”) deposited with the Depositary Bank in accordance with the deposit agreement to be entered into between the Lotus Tech and the Depositary Bank. Pursuant to the Amended Merger Agreement, immediately prior to the effective time of the First Merger (the “First Effective Time”), each Class B ordinary share, par value $0.0001 per share, of the Company (each, a “Class B Ordinary Share”) shall be automatically converted into one Class A ordinary share, par value $0.0001 per share, of the Company (each, a “Class A Ordinary Share”, together with Class B Ordinary Share, collectively, “Company Shares”) (such automatic conversion, the “Company Class B Conversion”) and shall no longer be issued and outstanding and shall be cancelled. In addition, at the First Effective Time: (i) each of the Company’s units (“Units”) (each consisting of one Class A Ordinary Share and one-third of a Warrant (as defined below)) issued and outstanding immediately prior to the First Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one Class A Ordinary Share and one-third of a Warrant in accordance with the terms of the applicable Unit (the “Unit Separation”); provided that no fractional Warrant shall be issued in connection with the Unit Separation such that if a holder of such Units would be entitled to receive a fractional Warrant upon the Unit Separation, the number of Warrants to be issued to such holder upon the Unit Separation will be rounded down to the nearest whole number of Warrants; (ii) immediately following the Unit Separation, each Class A Ordinary Share (including Class A Ordinary Shares (a) issued in connection with the Class B Conversion and (b) held as a result of the Unit Separation) issued and outstanding immediately prior to the First Effective Time (other than treasury shares held by the Company or any of its subsidiaries (if applicable), Company Shares that are held by the Company’s shareholders that validly exercise their redemption rights, Company Shares that are held by the Company shareholders that exercise and perfect their relevant dissenters’ rights and Company

Shares that are held by the Founder Shareholders (as defined below)) shall automatically be cancelled and cease to exist in exchange for the right to receive one Lotus Tech ADS; (iii) each Company Share issued and outstanding immediately prior to the First Effective Time held by the Founder Shareholders shall automatically be cancelled and cease to exist in exchange for the right to receive one Lotus Tech Ordinary Share; and (iv) each warrant issued by the Company to acquire Class A Ordinary Shares (each, a “Warrant”) (including the Warrants held a result of the Unit Separation) outstanding immediately prior to the First Effective Time shall cease to be a warrant with respect to Company Shares and be assumed by Lotus Tech and converted into a warrant to purchase one Lotus Tech Ordinary Share in the form of Lotus Tech ADS (each, a “Lotus Tech Warrant”), subject to substantially the same terms and conditions as were applicable to Warrants prior to the First Effective Time.

Results of Operations

Our business activities from inception to September 30, 2023 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of approximately $1.3 million, which included interest income earned on investments held in Trust Account of approximately $2.7 million, offset by operating expenses of approximately $1.2 million, a change in deferred underwriter fees of approximately $5,000 and gain from the change in fair value of warrant liabilities of approximately $260,000.

For the three months ended September 30, 2022, we had a net income of approximately $569,000, which included a gain from the change in fair value of warrant liabilities of $1.0 million, interest income earned on investments held in Trust Account of $1.3 million offset by formation and operating expenses of $1.7 million.

For the nine months ended September 30, 2023, we had a net loss of approximately $249,000, which included a loss from the change in fair value of warrant liabilities of approximately $3.9 million and operating expenses of approximately $4.7 million, offset by the change in deferred underwriter fees of approximately $82,000 and interest income earned on investments held in Trust Account of approximately $8.2 million.

For the nine months ended September 30, 2022, we had a net income of approximately $9.8 million, which included a gain from the change in fair value of warrant liabilities of $11.3 million, interest income earned on investments held in Trust Account of $1.7 million offset by formation and operating expenses of $3.2 million.

Our business activities from inception to March 31, 2021 consisted primarily of our formation and completing our IPO, and since the offering through September 30, 2023, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Going Concern

As of September 30, 2023, the Company had $4,523 in its operating bank account. As of September 30, 2023, the Company had a working capital deficit of $10,786,351.

The Company’s liquidity needs up to its IPO were satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2023, there were no amounts outstanding under any working capital loan.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution described in Note 1, should the Company be unable to complete an initial business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 15, 2023 to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by the specified period. If an initial business combination is not consummated by December 15, 2023, there will be a mandatory liquidation and subsequent dissolution. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to complete an initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by December 15, 2023.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, ordinary share is classified as shareholders’ equity. Our Class A ordinary share feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, 21,783,622 and 28,650,874, respectively, of Class A ordinary share is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act) were not effective as of September 30, 2023, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and process of recording accounts payable and accrued expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

L CATTERTON ASIA ACQUISITION CORP

Date: November 14, 2023		/s/ Chinta Bhagat
	Name:	Chinta Bhagat
	Title:	Co-Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Scott Chen
	Name:	Scott Chen
	Title:	Co-Chief Executive Officer and Director
(Principal Financial and Principal Accounting Officer)